Form 10-Q
period 1996-03-31
FIRST BELL BANCORP INC
filed 1996-05-13
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                      or

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------    -----------------------

                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      DELAWARE                                                   251752651
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


532 LINCOLN AVENUE, PITTSBURGH, PENNSYLVANIA                         15202
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (412) 734-2700
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        |X| Yes | | No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,166,450 shares of common stock, par value $.01 per share, were outstanding as of March 31, 1996.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                         PAGE
                                                                         ----

PART I            FINANCIAL INFORMATION

     Item 1       Consolidated Balance Sheets
                  March 31, 1996 and December 31, 1995....................2

                  Consolidated Statements of Income
                  Three Months Ended March 31, 1996
                  and 1995................................................3

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995..............4

                  Consolidated Statements of Changes in
                  Stockholders' Equity for the Three Months Ended
                  March 31, 1996 and 1995.................................5

                  Notes to Consolidated Financial Statements..............7

      Item 2      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........8

PART II           OTHER INFORMATION

      Item 1      Legal Proceedings......................................11

      Item 2      Changes in Securities..................................11

      Item 3      Defaults Upon Senior Securities........................11

      Item 4      Submission of Matters to a Vote of Security Holders....11

      Item 5      Other Information......................................11

      Item 6      Exhibits and Reports on Form 8-K.......................11

SIGNATURES

                      PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                              FIRST BELL BANCORP, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                        MARCH 31, 1996       DECEMBER 31, 1995
                                                      ------------------  ---------------------
                                                         (UNAUDITED)

ASSETS
- - ------
Cash:
  Cash on hand....................................          $    754                $    735
  Non-interest-bearing deposits....................            1,391                   1,262
  Interest-bearing deposits.......................            22,510                  21,725
                                                             -------                --------
   Total cash.....................................            24,655                  23,722
Federal funds sold................................            46,550                  52,025
Investment securities - at cost (fair
  value of $20,168 and $20,968 at March 31,
  1996 and December 31, 1995, respectively).......            19,959                  19,953
Conventional mortgage loans - net of
  allowance for loan losses of $605 and
  $575 at March 31, 1996 and December 31,
  1995, respectively..............................           439,508                 414,610
Other loans, net..................................             1,032                     959
Real estate owned.................................               178                     178
Premises and equipment, net.......................             3,558                   3,601
Federal Home Loan Bank stock, at cost.............             3,999                   3,009
Accrued interest receivable.......................             2,731                   2,677
Other assets......................................               433                     108
                                                            --------                --------
   Total assets...................................          $542,600                $520,842
                                                            ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Liabilities:
  Deposits:
   Passbook, club and other accounts.............           $ 73,427                $ 71,723
   Money market and NOW accounts..................            43,241                  39,447
   Certificate accounts...........................           293,323                 280,241
                                                            --------                --------
     Total deposits...............................           409,991                 391,411
Advances by borrowers for taxes and
  insurance.......................................            12,238                   8,545
Accrued interest on deposits......................             1,645                     338
Accrued income taxes..............................               936                      23
Deferred tax liability............................               825                     673
Other liabilities.................................             2,693                   1,370
                                                            --------                --------
   Total liabilities..............................           428,328                 402,360
Stockholders' equity:
  Preferred Stock, ($0.01 par value, 2,000,000
    shares authorized; no shares issued or
    outstanding...................................                --                      --
  Common stock ($0.01 par value; 20,000,000
    shares authorized: 8,596,250 issued;
    8,166,450 outstanding at March 31, 1996;
    8,596,250 at December 31, 1995. ..............                86                      86
  Additional paid-in capital......................            83,545                  83,524
  Unearned ESOP shares............................            (6,574)                 (6,636)
  Treasury stock, at cost, 429,800 shares
    at March 31, 1996.............................            (5,996)                      0
  Retained earnings - substantially
    restricted....................................            43,211                  41,508
                                                            --------                --------
   Total stockholders' equity.....................           114,272                 118,482
                                                            --------                --------
Total liabilities and stockholders' equity........          $542,600                $520,842
                                                            ========                ========

  See accompanying notes to consolidated financial statements.



                                            FIRST BELL BANCORP, INC.
                                        CONSOLIDATED STATEMENT OF INCOME
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)


                                                       THREE MONTHS           THREE MONTHS
                                                          ENDED                   ENDED
                                                      MARCH 31, 1996         MARCH 31, 1995
                                                   --------------------     -----------------

Interest Income:
  Conventional mortgage loans................             $8,226                 $6,115
  Interest-earning deposits..................                285                    497
  Mortgage-backed securities.................                 --                     92
  Federal funds sold.........................                682                     --
  Investment securities......................                338                    667
  Other loans................................                 19                     21
  Federal Home Loan Bank stock...............                 48                     40
                                                          ------                 ------
   Total interest and dividend income........              9,598                  7,432
Interest expense on deposits.................              4,932                  4,214
                                                          ------                 ------
Net interest income..........................              4,666                  3,218
Provision for loan losses....................                 30                     --
                                                          ------                 ------
Net interest income after provision for
 loan losses.................................              4,636                  3,218
                                                          ------                 ------
Other income:
  Service fees and charges...................                201                    171
  Other income...............................                  3                      3
                                                          ------                 ------

   Total other income........................                204                    174
                                                          ------                 ------
Other expenses:
  Compensation, payroll taxes and fringe
   benefits..................................                681                    470
  Federal insurance premiums.................                219                    208
  Office occupancy expense, excluding
   depreciation..............................                114                    114
  Depreciation...............................                 52                     66
  Computer services..........................                 50                     51
  Other expenses.............................                322                    220
                                                          ------                 ------
    Total other expenses.....................              1,438                  1,129
                                                          ------                 ------
Income before provision for income taxes.....              3,402                  2,263
                                                          ------                 ------
Provision for income taxes:
  Current:
    Federal..................................                912                    561
    State....................................                228                    159
  Deferred expenses..........................                151                    157
                                                          ------                 ------
      Total provision for income taxes.......              1,291                    877
                                                          ------                 ------
Net income...................................             $2,111                 $1,386
                                                          ======                 ======
Earnings per share...........................             $ 0.27                 $   --

Weighted average shares outstanding..........              7,763                     --
                                                          ======                 ======

  See accompanying notes to consolidated financial statements.



                                                       FIRST BELL BANCORP, INC.
                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (IN THOUSANDS)
                                                             (UNAUDITED)

                                                              THREE MONTHS        THREE MONTHS
                                                                  ENDED               ENDED
                                                             MARCH 31, 1996     DECEMBER 31, 1995
                                                             --------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................           $   2,111         $   1,386
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation......................................                  51                66
  Deferred income taxes.............................                 152               157
  Amortization of premiums and accretion of
   discounts........................................                  (3)             (192)
  Provision for loan losses.........................                  30                --
  Compensation expense-allocation of ESOP shares....                  83                --
  Dividend payable..................................                (408)               --
  Increase or decrease in assets and liabilities:
  Accrued interest receivable.......................                 (54)             (281)
  Accrued interest on deposits......................               1,307             1,080
  Accrued/refundable income taxes...................                 913               598
  Other assets......................................                (325)             (437)
  Other liabilities.................................               1,323              (356)
                                                                 -------           -------
   Net cash provided by operating activities........               5,180             2,021
CASH FLOWS FROM INVESTING ACTIVITIES:                            -------           -------
  Purchase in investment securities.................                  --            (4,878)
  Purchase/maturity of Federal Funds................               5,475                --
  Proceeds from maturities of investment
    securities......................................                  --             6,000
  Principal paydowns on mortgage-backed securities..                  --               275
  Net increase in conventional mortgage loans.......             (24,928)          (17,930)
  Net increase in other loans.......................                 (73)             (149)
  Purchase of Federal Home Loan Bank stock..........                (990)             (600)
  Net proceeds from sale of real estate owned.......                  --                30
  Purchase of premises and equipment................                  (8)               (3)
                                                                 -------           -------
   Net cash used in investing activities............             (20,524)          (17,255)
                                                                 -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts...................               5,498           (10,277)
  Net increase in certificate accounts..............              13,082            18,818
  Net increase in advances by borrowers for taxes
    and insurance...................................               3,693               443
  Purchase of treasury stock........................              (5,996)               --
                                                                 -------           -------
   Net cash provided by financing activities........              16,277             9,034
                                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH                             933            (6,200)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......              23,722            40,204

CASH AND CASH EQUIVALENTS, END OF PERIOD............           $  24,655          $ 34,004
                                                               =========          ========
SUPPLEMENTAL DISCLOSURE
  Cash paid for:
    Interest on deposits and advances by
      borrowers for taxes and insurance.............           $   3,625         $   3,135
    Income taxes....................................                 181               122
  Noncash transactions:
    Transfers from conventional loans to real
      estate acquired through foreclosure...........                  --                28


See accompanying notes to financial statements.



                                                                       FIRST BELL BANCORP, INC.
                                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                           (IN THOUSANDS)
                                                                             (UNAUDITED)




                                                                                 UNEARNED
                                  PREFERRED STOCK  COMMON STOCK   ADDITIONAL   ESOP SHARES    TREASURY STOCK
                                  ---------------  --------------  PAID-IN    --------------  --------------   RETAINED
                                  SHARES  AMOUNT   SHARES  AMOUNT  CAPITAL    SHARES  AMOUNT  SHARES  AMOUNT   EARNINGS     TOTAL
                                  ------  ------   ------  ------ ----------  ------  ------  ------  ------   --------     -----

Balance at December 31, 1994....     --   $  --       --    $ --   $    --       --  $    --    --   $    --   $34,575    $ 34,575

Net income......................     --      --       --      --        --       --       --    --        --     1,386       1,386
                                    ---   -----    -----    ----   -------     ----  -------  ----   -------   -------    --------

Balance at March 31, 1995.......     --   $  --       --    $ --   $    --       --  $    --    --   $    --   $35,961    $ 35,961
                                    ===   =====    =====    ====   =======     ====  =======  ====   =======   =======    ========



Balance at December 31, 1995....     --   $  --    8,596    $ 86   $83,524     (664) $(6,636)   --   $    --   $41,508    $118,482

Purchase of treasury stock......     --      --       --      --        --       --       --  (430)   (5,996)       --      (5,996)

Allocation of ESOP shares.......     --      --       --      --        21        6       62    --        --        --          83

Dividend payable................     --      --       --      --        --       --       --    --        --      (408)       (408)

Net income......................     --      --       --      --        --       --       --    --        --     2,111       2,111
                                    ---   -----    -----    ----   -------    -----  -------  ----   -------   -------    --------

Balance at March 31, 1996.......     --   $  --    8,596    $ 86   $83,545     (658) $(6,574) (430)  $(5,996)  $43,211    $114,272
                                    ===   =====    =====    ====   =======    =====  =======  ====   =======   =======    ========


  See accompanying notes to consolidated financial statements.


                             FIRST BELL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1.    PRINCIPLES OF CONSOLIDATION
      ---------------------------

      The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and it's wholly-owned subsidiary Bell Federal Savings and Loan Association of Bellevue (the "Association"). All significant intercompany transactions have been eliminated in consolidation. The investment in Bell Federal on First Bell's financial statements is carried at the parent company's equity in the underlying net assets.

      The consolidated balance sheet as of March 31, 1996 and related consolidated statements of income, cash flows and changes in stockholder's equity for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1995.

2.    CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP
      ---------------------------------------------

      On July 18, 1994, the Board of Directors of Bell Federal Savings and Loan Association of Bellevue adopted a plan of conversion, pursuant to which the Association would convert from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association, with the concurrent formation of the holding company, First Bell
Bancorp, Inc.

      On June 29, 1995, the conversion from a mutual form of ownership to a stock form was finalized. First Bell was capitalized through the initial sale of 8,596,250 shares of common stock to eligible account holders, an employee benefit plan of the Association, supplemental eligible account holders, other members of the Association, and the general public. First Bell then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Association. This transaction was accounted for in a manner similar to the pooling of interests method.

      The Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at March 31, 1996 and December 31, 1995.
- - -------------------------------------------------------------------------

      Assets. Total assets increased by $21.8 million, or 4.2% to $542.6 million at March 31, 1996, from $520.8 million at December 31, 1995. The increase in total assets was primarily attributable to an increase in conventional mortgage loans of $24.9 million, or 6.0% to $439.5 million at March 31, 1996 from $414.6 million at December 31, 1995. The increase in conventional mortgage loans, which was caused by the strong demand for mortgage refinancing was partially offset by a decrease in federal funds sold of $5.5 million or 10.5% to $46.5 million at March 31, 1996 from $52.0 million at December 31, 1995. Conventional mortgage loan originations were funded through an increase in deposits and other aspects of the Company's operation. The decrease in federal funds sold was primarily the result of the common stock repurchase plan, whereby the Company repurchased 429,800 shares of common stock of the Company in the open market at an average per share price of $13.95.

      Liabilities. Total deposits at March 31, 1996 were $410.0 million, representing a $18.6 million, or 4.7% increase over the December 31, 1995 balance of $391.4 million. Certificate accounts increased $13.1 million or 4.7% while passbook, club and other accounts increased $1.7 million or 2.4% and money market and NOW accounts increased $3.8 million or 9.6% during the first three months of 1996. The increase in deposits was due mainly to the continued strong demand and favorable rates offered by the Association. Advances by borrowers for taxes and insurance increased $3.7 million or 43.2% to $12.2 million at March 31, 1996 from $8.5 million at December 31, 1995. The increase in advances by borrowers for taxes and insurance is the result of an increase in the origination of conventional mortgage loans and the collection of such advances for future payments. Other liabilities increased from $1.4 million at December 31, 1995 to $2.7 million due to additional monies held for mortgage commitments and the quarterly dividend on the Company's common stock which was paid in the beginning of the second quarter.

      Capital. Stockholders' equity decreased $4.3 million or 3.6% to 114.3 million at March 31, 1996 from $118.5 million at December 31, 1995. The decrease was due to the repurchase of $6.0 million worth of shares of common stock under the repurchase plan and dividends declared on March 18, 1996 of $408,000. The decrease was offset by a net income of $2.1 million earned for the three months ended March 31, 1996.

      Liquidity and Capital Resources. The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

      The primary investment activity of the Company for the three months ended March 31, 1996 was the origination of mortgage loans in the amount of $37.4 million. The most significant source of funds for the three months ended March 31, 1996 was the increase in deposits of $18.6 million and the principal repayment and prepayment of conventional mortgage loans of $14.3 million.

      The Association is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision's regulations. The minimum required liquidity and short term liquidity ratios are currently 5.0% and 1.0% respectively. The Association's average liquidity and average short-term liquidity ratios were 15.8% and 14.5% at March 31, 1996. The Association's most liquid assets are cash, federal funds sold and short-term investments. The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 1996, assets qualifying for short term liquidity, including cash and short term investments, totalled $55.9 million.

      At March 31, 1996, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's tangible, core and risk-based capital ratios were 15.2%, 15.2% and 33.3%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Three Months ended March 31, 1996
- - -----------------------------------------------------------------------------
and 1995.
- - --------

      General. Net income for the three months ended March 31, 1996 increased by $725,000, or 52.3%, to $2.1 million from $1.4 million for the three months ended March 31, 1995. This increase was due primarily to an increase in net interest income of $1.4 million, offset by an increase in taxes of $414,000 and an increase of $309,000 in general and administrative expenses resulting primarily from increases in compensation, payroll taxes and fringe benefits and other expenses.

      Interest Income. Interest earned on conventional mortgage loans increased $2.1 million, or 34.5% to $8.2 million for the three months ended March 31, 1996 from $6.1 million for the three months ended March 31, 1995 and was the primary reason for the increase in interest income. The increase in interest earned on conventional mortgage loans was primarily due to an increase of $109.1 million, or 34.2%, in the average balance of conventional mortgage loans for the three months ended March 31, 1996 from the comparable 1995 period. In addition, interest on federal funds sold was $682,000 for the three months ended March 31, 1996. The Association earned no interest on federal funds sold for the comparable 1995 period. For the comparable 1995 period, the Association had no investment in federal funds sold and, therefore, earned no interest on federal funds sold for that period. Offsetting these increases in interest income, was a decrease of $212,000 or 42.7% in interest earned on interest bearing deposits. This decrease was primarily due to the average balance of interest bearing deposits declining $12.7 million or 37.8% to $20.9 million for the three months ended March 31, 1996 as compared to an average balance of $33.6 million for the three months ended March 31, 1995.

      Interest Expense. Interest expense on deposits was $4.9 million for the three months ended March 31, 1996 as compared to $4.2 million for the three months ended March 31, 1995. The $700,000, or 17.0% increase was primarily due to an overall increase of $35.0 million in the average balance of deposits to $410.0 million from $375.0 million for the quarterly periods ended March 31, 1996 and 1995, respectively.

      Net Interest Income. Net interest income increased for the three months ended March 31, 1996 to $4.7 million from $3.2 million for the three months ended March 31, 1995. This increase was due to interest income increasing by $2.2 million, or 29.1% to $9.6 million from $7.4 million for the three months ended March 31, 1996 and 1995, respectively.

      Provision for Loan Losses. A provision for loan losses of $30,000 was recorded during the quarterly period ended March 31, 1996. The additional provision was recorded as the result of the continued growth in conventional mortgage loans. No provision for loan losses was recorded for the three months ended March 31, 1995. As of March 31, 1996, nonperforming assets totalled $619,000 representing a $108,000 increase from the December 31, 1995 balance of $511,000. At March 31, 1996, the allowance for loan losses equalled 97.7% of total non-performing assets, as compared to 112.5% as of December 31, 1995.

      For the three months ended March 31, 1996 and 1995, no loans were charged off. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that First Bell will not sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 1996.

      Other Expenses. Other expenses increased for the three months ended March 31, 1996 to $1.4 million from $1.1 million for the three months ended March 31, 1995. This increase was the result of the implementation of the Association's Employee Stock Ownership Plan ("ESOP"), accruals for other employee benefit plans, the additional cost of federal deposit insurance premiums and additional expenses associated with becoming a public company.

      Income Taxes. Income taxes for the three months ended March 31, 1996 increased $414,000 to $1.3 million, from $877,000 for the three months ended March 31, 1995. This was the result of an increase in income before taxes of $1.1 million for the three months ended March 31, 1996, compared to the same period of the prior year. The annualized effective income tax rate for the periods ended March 31, 1996 and 1995 were 37.9% and 38.8%, respectively.

Legislative Initiatives
- - -----------------------

      Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, bad debt recapture and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Association, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.


                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as part of this report.

             Exhibit 3.1  - Certificate of Incorporation of First Bell Bancorp,
                            Inc.*
             Exhibit 3.2  - Bylaws of First Bell Bancorp, Inc.*
             Exhibit 11   - Computation of Earnings Per Share (filed herewith)
             Exhibit 27   - Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K

             None
- - -----------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST BELL BANCORP, INC.
                                     (Registrant)




Date:  May 13, 1996                  /s/  Albert H. Eckert, II
                                     ------------------------------------------
                                     Albert H. Eckert, III
                                     President and Chief Executive Officer




Date:  May 13, 1996                  /s/ Jeffrey H. Hinds
                                     ------------------------------------------
                                     Jeffrey H. Hinds
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Accounting
                                     Officer)