Form 10-Q
period 1996-06-30
FIRST BELL BANCORP INC
filed 1996-08-12
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                         251752651
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
or organization)                                      Identification No.)

532 LINCOLN AVENUE, PITTSBURGH, PENNSYLVANIA                    15202
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (412) 734-2700
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - -------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,166,450 shares of common stock, par value $.01 per share, were outstanding as of June 30, 1996.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                    PAGE
                                                                    -----

PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995..............................   2

               Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1996
               and 1995...........................................   3

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1995............   4

               Consolidated Statements of Changes in
               Stockholders' Equity for the Six Months Ended
               June 30, 1996 and 1995.............................   5

               Notes to Consolidated Financial Statements.........   6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations......   7

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings..................................  11

     Item 2    Changes in Securities..............................  11

     Item 3    Defaults Upon Senior Securities....................  11

     Item 4    Submission of Matters to a Vote of Security Holders  11

     Item 5    Other Information..................................  12

     Item 6    Exhibits and Reports on Form 8-K...................  12

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      JUNE 30, 1996     DECEMBER 31, 1995
                                                                      -------------     ------------------
                                                                      (unaudited)

ASSETS
- - ------
Cash:
 Cash on hand.......................................................    $    712            $    735
 Non-interest-bearing deposits......................................       2,827               1,262
 Interest-bearing deposits..........................................       4,844              21,725
                                                                        --------            --------
       Total cash...................................................       8,383              23,722
Federal funds sold..................................................      30,125              52,025
Investment securities - at cost (fair value of $20,068
  and $20,968 at June 30, 1996 and December 31, 1995,
  respectively).....................................................      19,959              19,953
Conventional mortgage loans - net of allowance for
  loan losses of $635 and $575 at June 30, 1996
  and December 31, 1995, respectively...............................     499,861             414,610
Other loans, net....................................................         998                 959
Real estate owned...................................................          --                 178
Premises and equipment, net.........................................       3,761               3,601
Federal Home Loan Bank stock, at cost ..............................       3,999               3,009
Accrued interest receivable.........................................       2,972               2,677
Other assets........................................................         591                 108
                                                                        --------            --------
       Total assets ................................................    $570,649            $520,842
                                                                        ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Liabilities:
   Deposits:
       Passbook, club and other accounts............................    $ 72,191            $ 71,723
       Money market and NOW accounts................................      43,270              39,447
       Certificate accounts.........................................     318,190             280,241
                                                                        --------            --------
          Total deposits............................................     433,651             391,411
Advances by borrowers for taxes and insurance.......................      13,827               8,545
Accrued interest on deposits........................................       2,936                 338
Accrued income taxes................................................          48                  23
Deferred tax liability .............................................       1,087                 673
Other liabilities...................................................       2,835               1,370
                                                                        --------            --------
       Total liabilities............................................     454,384             402,360
Stockholders' equity:
   Preferred Stock, ($0.01 par value, 2,000,000 shares authorized;
     no shares issued or outstanding)...............................          --                  --
   Common stock ($0.01 par value; 20,000,000 shares authorized:
     8,596,250 issued; 8,166,450 outstanding at June 30, 1996;
     8,596,250 outstanding at December 31, 1995.....................          86                  86
   Additional paid-in capital.......................................      83,591              83,524
   Unearned ESOP shares.............................................      (6,513)             (6,636)
   Treasury stock, at cost, 429,800 shares at June 30, 1996.........      (5,996)                 --
   Retained earnings - substantially restricted ....................      45,097              41,508
                                                                        --------            --------
     Total stockholders' equity ....................................     116,265             118,482
                                                                        --------            --------
Total liabilities and stockholders' equity..........................    $570,649            $520,842
                                                                        ========            ========

         See accompanying notes to consolidated financial statements.

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       Three Months   Three Months    Six Months     Six Months
                                                           Ended          Ended          Ended          Ended
                                                       June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995
                                                       -------------  -------------  -------------  -------------
INTEREST INCOME:
 Conventional mortgage loans.........................    $ 9,147         $6,493        $17,373        $12,608
 Interest-earning deposits...........................        108            728            393          1,225
 Mortgage-backed securities..........................         --             84             --            176
 Federal funds sold..................................        552             --          1,234             --
 Investment securities...............................        330            597            668          1,264
 Other loans.........................................         18             21             37             42
 Federal Home Loan Bank stock........................         64             51            111             91
                                                         -------         ------        -------        -------
  Total interest and dividend income.................     10,219          7,974         19,816         15,406
Interest expense on deposits.........................      5,180          4,691         10,112          8,905
                                                         -------         ------        -------        -------
Net interest income..................................      5,039          3,283          9,704          6,501
Provision for loan losses............................         30             --             60             --
                                                         -------         ------        -------        -------
Net interest income after provision for loan losses..      5,009          3,283          9,644          6,501
                                                         -------         ------        -------        -------
Other income:
 Service fee and charges.............................        203            182            404            353
 Other income........................................          6              3              8              6
                                                         -------         ------        -------        -------
  Total of other income..............................        209            185            412            359
                                                         -------         ------        -------        -------
Other expenses:
 Compensation, payroll taxes and fringe benefits.....        668            455          1,349            925
 Federal insurance premiums..........................        227            208            447            416
 Office occupancy expense, excluding depreciation....        117            126            230            240
 Depreciation........................................         65             66            116            133
 Computer services...................................         52             52            102            103
 Other expenses......................................        249            238            569            458
                                                         -------         ------        -------        -------
  Total other expenses...............................      1,378          1,145          2,813          2,275
                                                         -------         ------        -------        -------
Income before provision for income taxes.............      3,840          2,323          7,243          4,585
                                                         -------         ------        -------        -------
Provision for income taxes:
 Current:
  Federal............................................      1,022            590          1,934          1,150
  State..............................................        261            143            489            302
  Deferred expense...................................        262            162            414            319
                                                         -------         ------        -------        -------
   Total provision for income taxes..................      1,545            895          2,837          1,771
                                                         -------         ------        -------        -------
Net income...........................................    $ 2,295         $1,428        $ 4,406        $ 2,814
                                                         =======         ======        =======        =======
Earnings per share...................................    $  0.31         $   --        $  0.58        $    --
                                                         =======         ======        =======        =======
Weighted average share outstanding...................      7,511             --          7,633             --
                                                         =======         ======        =======        =======

         See accompanying notes to consolidated financial statements.

                           FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                                    JUNE 30, 1996      JUNE 30, 1995
                                                                                  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................           $  4,406           $  2,814
      Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation............................................................                116                133
   Deferred income taxes...................................................                414                319
   Amortization of premiums and accretion of discounts.....................                 (6)              (324)
   Provision for loan losses...............................................                 60                 --
   Compensation expense-allocation of ESOP shares..........................                190                 --
   Dividend payable........................................................               (409)                --
   Increase or decrease in assets and liabilities:
        Accrued interest receivable........................................               (295)              (367)
        Accrued interest on deposits.......................................              2,598              2,118
        Accrued income taxes...............................................                 25                187
        Other assets.......................................................               (483)               211
        Other liabilities..................................................              1,465                 27
                                                                                      --------           --------
          Net cash provided by operating activities........................              8,081              5,118
                                                                                      --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities.......................................                 --             (4,878)
   Purchase/(maturity) of Federal Funds....................................             21,900            (34,950)
   Proceeds from maturities of investment securities.......................                 --             26,000
   Principal paydowns on mortgage-backed securities........................                 --                460
   Net increase in conventional mortgage loans.............................            (85,311)           (43,013)
   Net (increase)/decrease in other loans..................................                (39)                49
   Purchase of Federal Home Loan Bank stock................................               (990)              (600)
   Net proceeds from sale of real estate owned.............................                178                 30
   Purchase of premises and equipment......................................               (276)                (5)
                                                                                      --------           --------
      Net cash used in investing activities                                            (64,538)           (56,907)
                                                                                      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW accounts and savings
  accounts.................................................................              4,291            (16,263)
 Net increase in certificate accounts......................................             37,949             18,277
 Net increase in advances by borrowers for taxes and insurance.............              5,282              3,598
 Net proceeds from sale of stock...........................................                 --             76,785
 Dividends paid............................................................               (408)                --
 Purchase of treasury stock................................................             (5,996)                --
                                                                                      --------           --------
      Net cash provided by financing activities............................             41,118             82,397
                                                                                      --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................            (15,339)            30,608

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................             23,722             40,204
                                                                                      --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD...................................           $  8,383           $ 70,812
                                                                                      --------           --------
SUPPLEMENTAL DISCOLSURE
Cash paid for:
  Interest on deposits and advances by borrowers for taxes and insurance...           $  7,514           $  6,787
  Income taxes.............................................................              2,352              1,266
 Noncash transactions:
        Transfers from conventional loans to real estate acquired through
          foreclosure......................................................                 --                125

         See accompanying notes to consolidated financial statements.

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)





                               Preferred                                   Unearned
                                 Stock       Common Stock   Additional    ESOP Shares       Treasury Stock
                             -------------   -------------   Paid In     --------------     ---------------   Retained
                             Shares  Amount  Shares  Amount  Capital    Shares  Amount     Shares   Amount    Earnings   Total
                             ------  ------  ------  ------  ---------- ------- -------    -------  -------   --------   -----

Balance at December 31,
 1994......................    --    $ --      --    $  --    $    --      --   $    --      --     $    --    $34,575   $ 34,575
Net income.................    --      --      --       --         --      --        --      --          --      2,814      2,814
Net proceeds from initial
 public offering...........    --      --    8,596      86     83,570    (688)   (6,877)     --          --         --     76,785

                             ----    ----    -----     ---    -------    ----   -------   -----    --------    -------   --------
Balance at June 30, 1995...    --    $ --    8,596     $86    $83,576    (688)  $(6,877)     --     $    --    $37,389   $114,174
                             ====    ====    =====     ===    =======    ====   =======   =====    ========    =======   ========

Balance at December 31,
 1995......................    --    $ --    8,596     $86    $83,576    (664)  $(6,636)     --     $    --    $41,508   $118,482
Purchase of treasury
 stock....................     --      --       --      --         --      --        --    (430)     (5,996)        --     (5,996)

Allocation of ESOP shares..    --      --       --      --         61      12       129      --          --         --        190
Dividends.................     --      --       --      --         --      --        --      --          --       (817)      (817)

Net income.................    --      --       --      --         --      --        --      --          --      4,406      4,406
                             ----    ----    -----    ----    -------    ----   -------   -----    --------    -------   --------
Balance at June 30, 1996...   --     $ --    8,596    $ 86    $83,585    (652)  $(6,507)   (430)    $(5,996)   $45,097   $116,265
                             ====    ====    =====    ====    =======    ====   =======   =====    ========    =======   ========

         See accompanying notes to consolidated financial statements.

                           FIRST BELL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995


1. PRINCIPLES OF CONSOLIDATION
   ---------------------------

   The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary Bell Federal Savings and Loan Association of Bellevue (the "Association or Bell Federal"). All significant intercompany transactions have been eliminated in consolidation. The investment in Bell Federal on First Bell's financial statements is carried at the parent company's equity in the underlying net assets.

   The consolidated balance sheet as of June 30, 1996 and related consolidated statements of income, cash flows and changes in stockholder's equity for the three and/or six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at June 30, 1996 and December 31, 1995.
- - ------------------------------------------------------------------------

Assets. Total assets increased by $49.8 million, or 9.6% to $570.6 million at June 30, 1996, from $520.8 million at December 31, 1995. The increase in total assets was primarily attributable to an increase in conventional mortgage loans of $85.3 million, or 20.6% to $499.9 million at June 30, 1996 from $414.6 million at December 31, 1995. The increase in conventional mortgage loans, which was caused by the strong demand for mortgage refinancing due to the favorable rates offered by the Association, was offset by a decrease in interest bearing deposits of $16.9 million or 77.7% to $4.8 at June 30, 1996 from $21.7 million at December 31, 1995, and a decrease in federal funds sold of $21.9 million or 42.1% to $30.1 million at June 30, 1996 from $52.0 million at December 31, 1995. Conventional mortgage loans were funded through the decrease of interest bearing deposits and federal funds sold, increases in deposits and advances by borrowers for taxes and insurance, and principal repayments and prepayments of conventional mortgage loans.

Liabilities. Total deposits at June 30, 1996 were $433.6 million, representing a $42.2 million, or 10.8% increase over the December 31, 1995 balance of $391.4 million. Certificate accounts increased $37.9 million or 13.5% while passbook, club and other accounts increased $468,000 or .7% and money market and NOW accounts increased $3.8 million or 9.7% during the first six months of 1996.
The increase in deposits was due mainly to the continued strong demand and favorable rates offered by the Association. Advances by borrowers for taxes and insurance increased $5.3 million or 61.8% to $13.8 million at June 30, 1996 from $8.5 million at December 31, 1995. The increase in advances by borrowers for taxes and insurance is the result of an increase in the origination of conventional mortgage loans and the collection of such advances for future payments. Accrued interest on deposits increased $2.6 million from $338,000 at December 31, 1995 to $2.9 million at June 30, 1996. This increase is the result of increases in the balance of total deposits between the respective periods and the timing of the crediting of the accrued interest to the deposit accounts. Other liabilities increased from $1.4 million at June 30, 1996 to $2.8 million from $1.4 million at December 31, 1995, due to additional monies held for mortgage commitments and the quarterly dividend on the Company's common stock which will be paid in the beginning of the third quarter.

Stockholders' Equity. Stockholders' equity decreased by $2.2 million or 1.9% to $116.3 million at June 30, 1996 from $118.5 million at December 31, 1995. The decrease was due to the repurchase of 429,800 shares of common stock on the open market for $6.0 million or at an average price of $13.95. In addition, total dividends of $817,000 or $.05 per share were declared for stockholders on the record dates of March 29, 1996 and June 28, 1996. Offsetting these decreases to stockholders' equity was a net income of $4.4 million earned for the six months ended June 30, 1996.

In July 1996, the Company received regulatory approval regarding a plan to repurchase up to 5%, or 408,322 shares of its common stock. Under the repurchase plan, which was adopted by the Company's Board of Directors, the Company repurchased 408,300 shares of stock through registered broker-dealers in the open market. The repurchase plan was completed on July 29, 1996 and was funded by maturities in the Company's current short-term investment portfolio.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

The primary investment activity of the Company for the six months ended June 30, 1996 was the origination of mortgage loans in the amount of $118.7 million. The most significant source of funds for the six months ended June 30, 1996 was the net increase in deposits of $42.2 million and the principal repayment and prepayment of conventional mortgage loans of $33.4 million.

The Association is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision's regulations. The minimum required liquidity and short term liquidity ratios are currently 5.0% and 1.0% respectively. The Association's average liquidity and average short-term liquidity ratios were 11.3% and 10.0% at June 30, 1996. The Association's most liquid assets are cash and short-term investments. The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1996, assets qualifying for short term liquidity, including cash and short term investments, totalled $23.6 million.

At June 30, 1996, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's tangible, core and risk-based capital ratios were 14.8%, 14.8% and 31.2%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Three and Six Months ended June 30,
- - -------------------------------------------------------------------------------
1996 and 1995.
- - -------------

General. Net income for the six months ended June 30, 1996 increased by $1.6 million, or 56.6%, to $4.4 million from $2.8 million for the six months ended June 30, 1995. This increase was due primarily to an increase in net interest income of $3.2 million, offset by an increase in taxes of $1.1 million and an increase of $538,000 in general and administrative expenses resulting primarily from increases in compensation, payroll taxes and fringe benefits and other expenses.

For the second quarter of 1996, net income increased by $867,000 or 60.7% to $2.3 million as compared with the second quarter of 1995. The increase, again, was the result of an increase in net interest income of $1.8 million offset by an increase in taxes of $650,000 and an increase in general and administrative expenses of $233,000.

Interest Income. Interest earned on conventional mortgage loans increased $4.8 million, or 37.8% to $17.4 million for the six months ended June 30, 1996 from $12.6 million for the six months ended June 30, 1995 and was the primary reason for the increase in interest income. The increase in interest earned on conventional mortgage loans was primarily due to an increase of $125.7 million, or 38.3%, in the average balance of conventional mortgage loans for the six months ended June 30, 1996 from the comparable 1995 period. This increase was due to the favorable rates offered by the Association. In addition, interest on federal funds sold was $1.2 million for the six months ended June 30, 1996. For the comparable 1995 period, the Company had no investment in federal funds sold and, therefore, earned no interest on federal funds sold for that period. Offsetting these increases in interest income, was a decrease of $832,000 or 67.9% in interest earned on interest bearing deposits. This decrease was primarily due to the average balance of interest bearing deposits declining $32.3 million or 70.7% to $13.4 million for the six months ended June 30, 1996 as compared to an average balance of $45.7 million for the six months ended June 30, 1995. Interest on other investment securities decreased by $596,000 or 47.2% to $668,000 for the six months ended June 30, 1996 from $1.3 million for the six months ended June 30, 1995. This decrease was primarily due to the average balance of investment securities decreasing by $18.2 million or 47.7% to $20.0 million for the six months ended June 30, 1996 from $38.2 for the comparable 1995 period. Also, due to the sale of all the mortgage-backed securities in the fourth quarter of 1995, there was no interest earned on mortgage-backed securities for the six months ended June 30, 1996. For the six months ended June 30, 1995, $176,000 was earned from investments in mortgage-backed securities.

Interest income for the quarter ended June 30, 1996 increased by $2.2 million or 28.2% to $10.2 million from $8.0 million for the quarter ended June 30, 1995. This increase was due to an increase in interest on conventional mortgage loans and federal funds sold, offset by a decrease in interest on interest-bearing deposits, mortgage-backed securities and other investment securities. Interest on conventional mortgage loans increased by $2.7 million or 40.9%. The increase was the result of the average balance on conventional mortgage loans increasing by $142.4 million or 42.1% from $338.1 million for the quarter ended June 30, 1995 to $480.5 for the quarter ended June 30, 1996. Interest on federal funds sold was $552,000 for the quarter ended June 30, 1996. There was no investment in federal funds sold during the quarter ended June 30, 1995. Interest on interest-bearing deposits decreased by $620,000 or 85.2% to $108,000 for the quarter ended June 30, 1996 from $728,000 for the comparable 1995 period. This decrease was primarily due to the average balance decreasing by $51.9 million or 90.0% to $5.8 million for the quarter ended June 30, 1996 from $57.7 million for the quarter ended June 30, 1995. Interest on other investment securities decreased by $267,000 or 44.7% to $330,000 for the quarter ended June 30, 1996 from $597,000 for the comparable 1995 period. Again, this was the result of the average balance at other investment securities decreasing by $13.6 million or 40.5% to $20.0 million for the quarter ended June 30, 1996 from $33.6 for the quarter ended June 30, 1995. No interest was earned on mortgage-backed securities for the second quarter of 1996 compared to $84,000 for the comparable 1995 period.

Interest Expense. Interest expense on deposits was $10.1 million for the six months ended June 30, 1996 as compared to $8.9 million for the six months ended June 30, 1995. The $1.2 million or 13.6% increase was primarily due to an overall increase of $45.8 million in the average balance of deposits to $423.5 million from $377.7 million for the six months ended June 30, 1996 and 1995, respectively.

Interest expense for the quarter ended June 30, 1996 increased to $5.2 million or 10.6% compared to $4.7 million for the quarter ended June 30, 1995. The $500,000 increase was primarily due to an increase of $56.7 million in the average balance of deposits to $437.1 million from $380.4 million for the quarterly periods ended June 30, 1996 and 1995, respectively.

Both increases were due to the Association's effort to attract increase levels of deposits and favorable rates offered by the Association.

Net Interest Income. Net interest income increased for the six months ended June 30, 1996 to $9.7 million from $6.5 million for the six months ended June 30, 1995. This increase was due to interest income increasing by $4.4 million, or 28.6% to $19.8 million for the six months ended June 30, 1996 from $15.4 million for the six months ended June 30, 1995. Offsetting this increase was an increase in interest expense of $1.2 million for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995.

For the quarters ended June 30, 1996 and 1995, net interest income increased by $1.8 million or 53.5% to $5.0 million from $3.2 million. This increase was due to an increase in interest income of $2.2 million offset by an increase of interest expense of $489,000.

Provision for Loan Losses. A provision for loan losses of $60,000 was recorded for the six months ended June 30, 1996, of which $30,000 was recorded in the quarter ended June 30, 1996. The additional provision was recorded as the result of the continued growth in conventional mortgage loans. No provision for loan losses was recorded for the six months ended June 30, 1995. As of June 30, 1996, non-performing assets totalled $474,000 representing a $37,000 decrease from the December 31, 1995 balance of $511,000. At June 30, 1996, the allowance for loan losses equalled 134.0% of total non-performing assets, as compared to 112.5% as of December 31, 1995.

For the six months ended June 30, 1996 and 1995, no loans were charged off. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that First Bell will not sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 1996.

Other Income. Other income increased $53,000 or 14.8% to $412,000 for the six months ended June 30, 1996 from $359,000 for the six months ended June 30, 1995. The increase was due to additional servicing fees earned as the result of an increase in conventional mortgage loans.

Other income for the quarter ended June 30, 1996 increased $24,000 or 13.0% to $209,000 from $185,000 for the quarter ended June 30, 1995. Again, the increase was due to additional servicing fees earned as the result of an increase in conventional mortgages loans.

Other Expenses. Other expenses increased for the six months ended June 30, 1996 to $2.8 million from $2.3 million for the six months ended June 30, 1995 and increased to $1.4 million from $1.1 million for the quarterly periods ending June 30, 1996 and 1995, respectively. These increases were the result of the implementation of the Association's Employee Stock Ownership Plan ("ESOP"), accruals for other employee benefit plans, the additional cost of federal deposit insurance premiums and additional expenses associated with becoming a public company.

Income Taxes. Income taxes for the six months ended June 30, 1996 increased $1.0 million to $2.8 million, from $1.8 million for the six months ended June 30, 1995. This was the result of an increase in income before taxes of $2.7 million for the six months ended June 30, 1996, compared to the same period of the prior year. The annualized effective income tax rate for the periods ended June 30, 1996 and 1995 were 39.2% and 38.6%, respectively.

Income taxes increased for the second quarter of 1996 to $1.5 million from $895,000 for the second quarter of 1995. This was due to net income before taxes increasing $1.5 million to $3.8 million from $2.3 million for the quarterly periods ended June 30, 1996 and 1995, respectively.

Legislative Initiatives
- - -----------------------

Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Association, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accomodated after 1987. The recapture of post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management does not believe that this legislation will have a material impact on the operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Holding Company held an Annual Meeting of Stockholders on April 29, 1996.

        (b) The names of each Director elected at the Annual Meeting and votes casted are as follows:

                                    For         Withheld
                                    ---        ---------
            David F. Figgins     7,202,021      306,263
            Peter E. Reinert     7,385,838      122,446
            Theodore R. Dixon    7,417,647       90,637

            The names of the Directors whose term of office continued after the Annual Meeting are as follows:

            Albert H. Eckert          William S. McMinn
            Thomas J. Jackson, Jr.    Jeffrey M. Hinds
            Norman B. Ward, Jr.       Jack W. Schweiger
            Robert C. Baierl

        (c) A brief description of each other matter voted on and the number of yes and no votes cast:

            (i) The approval of First Bell Bancorp, Inc. 1996 Master Stock
                Option Plan.

                    For         Against   Abstain  Non-vote
                    ---        ---------  -------  --------
                  4,908,064    1,048,131  73,321   1,406,768

            (ii) The approval of the Bell Federal Savings and Loan Association of Bellevue 1996 Master Stock Compensation Plan.


                    For         Against   Abstain  Non-vote
                    ---        ---------  -------  --------
                  5,110,547      958,858  61,591   1,377,288

            (iii) Ratification of Deloitte & Touche LLP as independent auditors of First Bell Bancorp, Inc. for the fiscal year ending December 31, 1996.

                    For         Against   Abstain  Non-vote
                    ---        ---------  -------  --------
                  7,428,973       60,195     116    18,116

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

        (b)  Reports on Form 8-K

             None



- - -------------------
*Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST BELL BANCORP, INC.
                              (Registrant)


Date: August 9, 1996          /s/ Albert H. Eckert, II
                              ------------------------------------
                              Albert H. Eckert, II
                              President and Chief Executive Officer



Date: August 9, 1996          /s/ Jeffrey M. Hinds
                              ------------------------------------
                              Jeffrey M. Hinds
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Accounting Officer)