Form 10-Q
period 1996-09-30
FIRST BELL BANCORP INC
filed 1996-11-13
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      251752651
--------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


532 LINCOLN AVENUE, PITTSBURGH, PENNSYLVANIA                15202
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (412) 734-2700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,758,150 shares of common stock, par value $.01 per share, were outstanding as of September 30, 1996.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                     PAGE
                                                                     ----

PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets as of September 30, 1996
               and December 31, 1995...............................   2

               Consolidated Statement of Income for the
               Three and Nine Months Ended September 30, 1996
               and 1995............................................   3

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1996 and 1995.......   4

               Consolidated Statements of Changes in
               Stockholders' Equity for the Nine Months Ended
               September 30, 1996 and 1995.........................   5

               Notes to Consolidated Financial Statements..........   6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......   7

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings...................................  11

     Item 2    Changes in Securities...............................  11

     Item 3    Defaults Upon Senior Securities.....................  11

     Item 4    Submission of Matters to a Vote of Security Holders.  11

     Item 5    Other Information...................................  12

     Item 6    Exhibits and Reports on Form 8-K....................  12

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                           SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                                           ------------------   -----------------
                                                                               (unaudited)

ASSETS
------
Cash:
  Cash on hand...........................................................            $    931            $    735
  Non-interest-bearing deposits..........................................               1,322               1,262
  Interest-bearing deposits..............................................               5,355              21,725
                                                                                     --------            --------
    Total cash...........................................................               7,608              23,722
Federal funds sold.......................................................              24,100              52,025
Investment securities held to maturity - at cost (fair value of $15,241 and $20,968 at September 30, 1996 and December 31, 1995,
 respectively)...........................................................              14,962              19,953
Conventional mortgage loans - net of allowance for
 loan losses of $665 and $575 at September 30, 1996
 and December 31, 1995, respectively.....................................             518,341             414,610
Other loans, net.........................................................                 861                 959
Real estate owned........................................................                  --                 178
Premises and equipment, net..............................................               3,406               3,601
Federal Home Loan Bank stock, at cost....................................               3,999               3,009
Accrued interest receivable..............................................               3,037               2,677
Other assets.............................................................                 667                 108
                                                                                     --------            --------
       Total assets......................................................            $576,981            $520,842
                                                                                     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Deposits:
       Passbook, club and other accounts.................................            $ 67,986            $ 71,723
       Money market and NOW accounts.....................................              40,492              39,447
       Certificate accounts..............................................             346,479             280,241
                                                                                     --------            --------
          Total deposits.................................................             454,957             391,411
Advances by borrowers for taxes and insurance............................               6,069               8,545
Accrued interest on deposits.............................................               4,285                 338
Accrued income taxes.....................................................                (973)                 23
Deferred tax liability...................................................               1,167                 673
Other liabilities........................................................               5,114               1,370
                                                                                     --------            --------
   Total liabilities.....................................................             470,619             402,360
Stockholders' equity:
   Preferred Stock, ($0.01 par value, 2,000,000 shares authorized;
    no shares issued or outstanding).....................................                  --                  --
   Common stock ($0.01 par value; 20,000,000 shares authorized:
    8,596,250 issued; 7,758,150 outstanding at September 30, 1996;
    8,596,250 outstanding at December 31, 1995)..........................                  86                  86
   Additional paid-in capital............................................              83,630              83,524
   Unearned ESOP shares..................................................              (6,431)             (6,636)
   Unearned MRP shares...................................................              (4,792)                 --
   Treasury stock, at cost, 838,100 shares at September 30, 1996.........             (11,684)                 --
   Retained earnings - substantially restricted..........................              45,553              41,508
                                                                                     --------            --------
       Total stockholders' equity........................................             106,362             118,482
                                                                                     --------            --------
Total liabilities and stockholders' equity...............................            $576,981            $520,842
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

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         Three Months        Three Months        Nine Months         Nine Months
                                                            Ended               Ended               Ended               Ended
                                                      September 30, 1996  September 30, 1995  September 30, 1996  September 30, 1995

                                                      ------------------  ------------------  ------------------  ------------------

Interest income:
 Conventional mortgage loans........................             $ 9,694              $7,050             $27,065             $19,657

 Interest-earning deposits..........................                 156                 646                 548               1,860

 Mortgage-backed securities.........................                  --                  84                  --                 260

 Federal funds sold.................................                 216                 783               1,450                 795

 Investment securities..............................                 292                 370                 962               1,634

 Other loans........................................                  17                  19                  54                  61

 Federal Home Loan Bank stock.......................                  64                  52                 176                 143

                                                                 -------              ------             -------             -------

  Total interest and dividend income................              10,439               9,004              30,255              23,410

Interest expense on deposits........................               5,624               4,656              15,736              13,560

                                                                 -------              ------             -------             -------

Net interest income.................................               4,815               4,348              14,519              10,850

Provision for loan losses...........................                  30                  --                  90                  --

                                                                 -------              ------             -------             -------

Net interest income after provision for loan losses.               4,785               4,348              14,429              10,850

                                                                 -------              ------             -------             -------

Other income:
 Service fees and charges...........................                 113                 193                 517                 546

 Gain on sales of premises..........................                 536                   -                 536                   -

 Other income.......................................                   3                   7                  12                  13

                                                                 -------              ------             -------             -------

  Total of other income.............................                 652                 200               1,065                 559

                                                                 -------              ------             -------             -------

Other expenses:
 Compensation, payroll taxes and fringe benefits....                 762                 651               2,111               1,575

 Depreciation and amortization......................                  57                  53                 173                 186

 Federal insurance premiums.........................               2,714                 216               3,161                 633

 Office occupancy expense, excluding depreciation...                 108                 118                 339                 358

 Computer services..................................                  50                  57                 152                 161

 Other expenses.....................................                 228                 241                 798                 698

                                                                 -------              ------             -------             -------

  Total other expenses..............................               3,919               1,336               6,734               3,611

                                                                 -------              ------             -------             -------

Income before provision for income taxes............               1,518               3,212               8,760               7,798

                                                                 -------              ------             -------             -------

Provision for income taxes:
 Current:
  Federal...........................................                 308                 888               2,242               2,039

  State.............................................                  31                 189                 520                 491

  Deferred expense..................................                  80                 160                 494                 479

                                                                 -------              ------             -------             -------

   Total provision for income taxes.................                 419               1,237               3,256               3,009

                                                                 -------              ------             -------             -------

Net income..........................................             $ 1,099              $1,975             $ 5,504             $ 4,789

                                                                 =======              ======             =======             =======

Earnings per share..................................               $0.15               $0.25               $0.73             $   N/A

                                                                 =======              ======             =======             =======

Weighted average share outstanding..................               7,224               8,596               7,496                 N/A

                                                                 =======              ======             =======             =======

         See accompanying notes to consolidated financial statements.

                           FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                                                      -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................         $   5,504            $   4,789
    Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation.....................................................................               173                  186
  Deferred income taxes............................................................               494                  479
  Amortization of premiums and accretion of discounts..............................                (9)                (357)
  Provision for loan losses........................................................                90                   --
  Compensation expense-allocation of ESOP shares...................................               311                   --
  Dividend payable.................................................................              (643)                  --
  Gain on sale of premises.........................................................              (536)                  --
  Increase or decrease in assets and liabilities:
   Accrued interest receivable.....................................................              (360)                (365)
   Accrued interest on deposits....................................................             3,947                3,212
   Accrued income taxes............................................................              (996)                 294
   Other assets....................................................................              (559)                 112
   Other liabilities...............................................................             3,744                  506
                                                                                            ---------            ---------
    Net cash provided by operating activities......................................            11,160                8,856
                                                                                            ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities................................................                --               (4,878)
  (Purchase)/maturity of Federal Funds.............................................            27,925              (51,450)
  Proceeds from maturities of investment securities................................             5,000               30,000
  Principal paydowns on mortgage-backed securities.................................                --                  665
  Net increase in conventional mortgage loans......................................          (103,820)             (63,452)
  Purchase of conventional mortgage loans..........................................                --              (20,984)
  Net (increase)/decrease in other loans...........................................                98                   96
  Purchase of Federal Home Loan Bank stock.........................................              (990)                (600)
  Net proceeds from sale of real estate owned......................................               178                   76
  Net proceeds from sale of premise................................................               908                   --
  (Purchase) disposal of premises and equipment....................................              (350)                 (15)
                                                                                            ---------            ---------
   Net cash used in investing activities...........................................           (71,051)            (110,542)
                                                                                            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts and savings
   accounts........................................................................            (2,692)             (21,946)
  Net increase in certificate accounts.............................................            66,238               36,139
  Net increase in advances by borrowers for taxes and insurance....................            (2,476)              (2,152)
  Dividends paid...................................................................              (817)                  --
  Proceeds from sale of stock......................................................                --               76,663
  Purchase of treasury stock.......................................................           (11,684)                  --
  Purchase of MRP stock............................................................            (4,792)                  --
                                                                                            ---------            ---------
   Net cash provided by financing activities.......................................            43,777               88,704
                                                                                            ---------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................           (16,114)             (12,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................            23,722               40,204
                                                                                            ---------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................         $   7,608            $  27,222
                                                                                            ---------            ---------
SUPPLEMENTAL DISCLOSURE
Cash paid for:
  Interest on deposits and advances by borrowers for taxes and insurance...........         $  11,789            $  10,348
  Income taxes.....................................................................             3,713                2,236
  Noncash transactions:
      Transfers from conventional loans to real estate acquired through
       foreclosure.................................................................                --                  287


          See accompanying notes to consolidated financial statements.

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In Thousands)
                                  (Unaudited)



                                                                                                  Unearned
                                           Preferred Stock    Common Stock     Additional      ESOP Shares
                                           ---------------   ---------------     Paid In    -----------------
                                           Shares   Amount   Shares   Amount     Capital     Shares   Amount
                                           ------   ------   ------   ------   ----------   -------   -------

Balance at December 31, 1994..........         --   $   --       --   $   --    $      --        --   $    --

Net income............................         --       --       --       --           --        --        --

Net proceeds from initial  public
offering..............................         --       --    8,596       86       83,454      (688)   (6,877)
                                           ------   ------   ------   ------    ---------   -------   -------
Balance at June 30, 1995..............         --   $   --    8,596   $   86    $  83,454      (688)  $(6,877)
                                           ======   ======   ======   ======    =========   =======   =======

Balance at December 31, 1995..........         --   $   --   $8,596   $   86    $  83,524      (664)  $(6,636)

Purchase of treasury stock............         --       --       --       --           --        --        --

Purchase of MRP stock.................         --       --       --       --           --        --        --

Allocation of ESOP shares.............         --       --       --       --          106        20       205

Dividends.............................         --       --       --       --           --        --        --

Net income............................         --       --       --       --           --        --        --
                                           ------   ------   ------   ------    ---------   -------   -------
Balance at June 30, 1996..............         --   $   --   $8,596   $   86    $  83,630      (644)  $(6,431)
                                           ======   ======   ======   ======    =========   =======   =======


                                                                     Unearned
                                            Treasury Stock          MRP Shares
                                            -----------------   -----------------    Retained
                                            Shares    Amount    Shares    Amount     Earnings      Total
                                            ------   --------   ------   --------    ---------   ---------

Balance at December 31, 1994..........          --   $     --                        $34,575    $ 34,575

Net income............................          --         --                          4,789       4,789

Net proceeds from initial  public
offering..............................          --         --       --         --         --      76,663
                                            ------   --------   -------   -------    -------    --------
Balance at June 30, 1995..............          --   $     --       --    $    --    $39,364    $116,027
                                            ======   ========   =======   =======    =======    ========

Balance at December 31, 1995..........          --   $     --                        $41,508    $118,482

Purchase of treasury stock............        (838)   (11,684)                            --     (11,684)

Purchase of MRP stock.................          --         --      (344)  $(4,792)        --      (4,792)

Allocation of ESOP shares.............         --          --                             --         311

Dividends.............................         --          --                         (1,460)     (1,460)

Net income............................         --          --       --                 5,505       5,505
                                            -----    --------   ------    -------    -------    --------
Balance at June 30, 1996..............       (838)   $(11,684)    (344)   $(4,792)   $45,553    $106,362
                                            =====    ========     ====    =======    =======    ========

See accompanying notes to consolidated financial statements.

                           FIRST BELL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

   The consolidated balance sheet as of September 30, 1996 and related consolidated statements of income, cash flows and changes in stockholder's equity for the three and/or nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at September 30, 1996 and December 31, 1995.
-----------------------------------------------------------------------------

Assets. Total assets increased by $56.1 million, or 10.8% to $576.9 million at September 30, 1996, from $520.8 million at December 31, 1995. The increase in total assets was primarily attributable to an increase in conventional mortgage loans of $103.7 million, or 25.0% to $518.3 million at September 30, 1996 from $414.6 million at December 31, 1995. The increase in conventional mortgage loans, which was caused by the strong demand for mortgage refinancing due to the favorable rates offered by the Association, was offset by a decrease in interest bearing deposits of $16.4 million or 75.4% to $5.3 million at September 30, 1996 from $21.7 million at December 31, 1995, and a decrease in federal funds sold of $27.9 million or 53.7% to $24.1 million at September 30, 1996 from $52.0 million at December 31, 1995. Conventional mortgage loans were funded through the decrease of interest bearing deposits and federal funds sold, increases in deposits and principal repayments and prepayments of conventional mortgage loans.

Liabilities. Total deposits at September 30, 1996 were $455.0 million, representing a $63.6 million, or 16.2% increase over the December 31, 1995 balance of $391.4 million. Certificate accounts increased $66.2 million or 23.6% while passbook, club and other accounts decreased $3.7 million or 5.2% and money market and NOW accounts increased $1.0 million or 2.6% during the first nine months of 1996. The increase in deposits was due mainly to the continued strong demand and favorable rates offered by the Association. Advances by borrowers for taxes and insurance decreased $2.5 million or 29.0% to $6.0 million at September 30, 1996 from $8.5 million at December 31, 1995. The decrease in advances by borrowers for taxes and insurance was the result of the payment of property taxes on behalf of mortgage loan borrowers made during the quarter. Accrued interest on deposits increased $3.9 million from $338,000 at December 31, 1995 to $4.3 million at September 30, 1996. This increase is the result of increases in the balance of total deposits between the respective periods and the timing of the crediting of the accrued interest to the deposit accounts. Other liabilities increased $3.7 million or 273.3% to $5.1 million at September 30, 1996 from $1.4 million at December 31, 1995. This increase was the result of a $2.5 million special Savings Association Insurance Fund ("SAIF") assessment. This assessment was imposed by the Federal Deposit Insurance Corporation to replenish the savings and loan insurance fund that guarantees deposits up to $100,000. Also contributing to the increase in other liabilities is additional monies held for mortgage commitments and the quarterly dividend on the Company's common stock which will be paid during the fourth quarter.

Stockholders' Equity. Stockholders' equity decreased by $12.1 million or 10.2% to $106.4 million at September 30, 1996 from $118.5 million at December 31, 1995. The decrease was due to the repurchase of 838,100 shares of common stock on the open market for $11.7 million or at an average price of $13.94 and the purchase of the 343,850 shares of common stock for the Association's master stock compensation plan ("MRP") at a price of $4.8 million or $13.94 per share.

In addition, total dividends of $1.5 million were paid to stockholders of record on March 29, 1996, June 28, 1996 and September 30, 1996. Offsetting these decreases to stockholders' equity was a net income of $5.5 million earned for the nine months ended September 30, 1996.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

The primary investment activity of the Company for the nine months ended September 30, 1996 was the origination of mortgage loans in the amount of $147.3 million. The most significant source of funds for the nine months ended September 30, 1996 was the net increase in deposits of $63.6 million and the principal repayment and prepayment of conventional mortgage loans of $43.6 million.

The Association is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision's regulations. The minimum required liquidity and short term liquidity ratios are currently 5.0% and 1.0% respectively. The Association's average liquidity and average short-term liquidity ratios were 7.5% and 6.3% at September 30, 1996. The Association's most liquid assets are cash and short-term investments. The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 1996, assets qualifying for short term liquidity, including cash and short term investments, totalled $18.0 million.

At September 30, 1996, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's tangible, core and risk-based capital ratios were 13.7%, 13.7% and 28.6%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Three and Nine Months ended
-----------------------------------------------------------------------
September 30, 1996 and 1995.
---------------------------

General. Net income for the nine months ended September 30, 1996 increased by $715,000, or 14.9%, to $5.5 million from $4.8 million for the nine months ended September 30, 1995. This increase was due primarily to an increase in net interest income of $3.7 million, offset by an increase of $3.1 million or 86.5% in general and administrative expenses. This increase was due primarily as the result of the $2.5 million one-time special assessment to recapitalize the SAIF previously mentioned and an increase of $536,000 in compensation, payroll taxes and fringe benefits. In addition, income taxes increased by $247,000 (see "Legislative Initiatives").

For the third quarter of 1996, net income decreased by $876,000 or 44.4% to $1.1 million as compared with the third quarter of 1995. The decrease, again, was the result of the special SAIF assessment and an increase of compensation, payroll taxes and fringe benefits. Offsetting these increases was an increase in net interest income at $467,000 or 10.7%.

Net Income. Net income for the three and nine month periods was affected by two non-reccurring items. As previously mentioned, a charge of $2.5 million was recorded to recapitalize the SAIF, the fund which insures our customer's savings deposits. Also during the quarter ended September 30, 1996, the Association's branch office, which was located in the central business district in the City of Pittsburgh, was sold at a gain of $536,000. The sale of the building was the result of a redevelopment project undertaken by the City of Pittsburgh to enhance the downtown retail business. Without these two, non-reoccurring items, net income for the three and nine month periods ended September 30, 1996 would have been $6.7 million or $0.89 per share and $2.3 million or $0.32 per share, respectively.

Interest Income. Interest earned on conventional mortgage loans increased $7.4 million, or 37.7% to $27.1 million for the nine months ended September 30, 1996 from $19.7 million for the nine months ended September 30, 1995 and was the primary reason for the increase in interest income. The increase in interest earned on conventional mortgage loans was primarily due to an increase of $132.2 million, or 38.6%, in the average balance of conventional mortgage loans for the nine months ended September 30, 1996 from the comparable 1995 period. This increase was due to the favorable rates offered by the Association and the continued strong demand for conventional mortgage loans and mortgage refinancing. In addition, interest on federal funds sold was $1.5 million for the nine months ended September 30, 1996 compared to $795,000 for the nine months ended September 30, 1995. This increase was due to the average balance increasing by $16.3 million or 95.6% to $33.4 million at September 30, 1996 from $17.1 million at September 30, 1995. Offsetting these increases in interest income, was a decrease of $1.3 million or 70.5% in interest earned on interest bearing deposits. This decrease was primarily due to the average balance of interest bearing deposits declining $29.5 million or 67.5% to $14.1 million for the nine months ended September 30, 1996 as compared to an average balance of $43.6 million for the nine months ended September 30, 1995. Interest on other investment securities decreased by $672,000 or 41.1% to $962,000 for the nine months ended September 30, 1996 from $1.6 million for the nine months ended September 30, 1995. This decrease was primarily due to the average balance of investment securities decreasing by $14.2 million or 43.8% to $18.3 million for the nine months ended September 30, 1996 from $32.5 million for the comparable 1995 period. Also, due to the sale of the mortgage-backed securities portfolio in the fourth quarter of 1995, there was no interest earned on mortgage-backed securities for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, $260,000 was earned from investments in mortgage-backed securities.

Interest income for the quarter ended September 30, 1996 increased by $1.4 million or 15.9% to $10.4 million from $9.0 million for the quarter ended September 30, 1995. This increase was due to an increase in interest on conventional mortgage loans, offset by a decrease in interest on federal funds sold, interest-bearing deposits, mortgage-backed securities and other investment securities. Interest on conventional mortgage loans increased by $2.6 million or 37.5%. The increase was the result of the average balance on conventional mortgage loans increasing by $145.1 million or 39.1% from $371.6 million for the quarter ended September 30, 1995 to $516.7 million for the quarter ended September 30, 1996. Interest on federal funds sold was $216,000 for the quarter ended September 30, 1996, down from $783,000 earned during the quarter ended September 30, 1995. This decrease was the result of the average balance decreasing by $38.6 million or 75.3% to $12.7 million for the quarter ended September 30,

1996 from $51.3 million for the comparable 1995 period. Interest on interest-bearing deposits decreased by $490,000 or 75.9% to $156,000 for the quarter ended September 30, 1996 from $646,000 for the comparable 1995 period. This decrease was primarily due to the average balance decreasing by $23.7 million or 60.0% to $15.8 million for the quarter ended September 30, 1996 from $39.5 million for the quarter ended September 30, 1995. Interest on other investment securities decreased by $78,000 or 21.1% to $292,000 for the quarter ended September 30, 1996 from $370,000 for the comparable 1995 period. Again, this was the result of the average balance of other investment securities decreasing by $6.3 million or 29.7% to $15.0 million for the quarter ended September 30, 1996 from $21.3 for the quarter ended September 30, 1995. No interest was earned on mortgage-backed securities for the third quarter of 1996 compared to $84,000 for the comparable 1995 period.

Interest Expense. Interest expense on deposits was $15.7 million for the nine months ended September 30, 1996 as compared to $13.5 million for the nine months ended September 30, 1995. The $2.2 million or 16.0% increase was primarily due to an overall increase of $57.1 million in the average balance of deposits to $435.4 million from $378.3 million for the nine months ended September 30, 1996 and 1995, respectively.

Interest expense for the quarter ended September 30, 1996 increased to $5.6 million or 20.8% compared to $4.7 million for the quarter ended September 30, 1995. The $968,000 increase was primarily due to an increase of $79.6 million in the average balance of deposits to $459.0 million from $379.4 million for the quarterly periods ended September 30, 1996 and 1995, respectively.

Net Interest Income. Net interest income increased for the nine months ended September 30, 1996 by 33.0% to $14.5 million from $10.9 million for the nine months ended June 30, 1995. This increase was due to interest income increasing by $5.8 million, or 23.9% to $30.2 million for the nine months ended September 30, 1996 from $24.4 million for the nine months ended September 30, 1995. Offsetting this increase was an increase in interest expense of $2.2 million for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995.

For the quarter ended September 30, 1996 net interest income increased by $467,000 or 10.7% to $4.8 million from $4.3 million for the quarter ended September 30, 1995. This increase was due to an increase in interest income of $1.4 million offset by an increase of interest expense of $968,000.

Provision for Loan Losses. A provision for loan losses of $90,000 was recorded for the nine months ended September 30, 1996, of which $30,000 was recorded in the quarter ended September 30, 1996. The additional provision was recorded as the result of the continued growth in the conventional mortgage loan portfolio. No provision for loan losses was recorded for the nine or three month periods ended September 30, 1995. As of September 30, 1996, non-performing assets totalled $582,000 representing a $71,000 increase from the December 31, 1995 balance of $511,000. At September 30, 1996, the allowance for loan losses equalled 114.3% of total non-performing assets, as compared to 112.5% as of December 31, 1995.

For the nine months ended September 30, 1996 and 1995, no loans were charged off. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that First Bell will not sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 1996.

Other Income. Other income increased $506,000 or 90.5% to $1.1 million for the nine months ended September 30, 1996 from $559,000 for the nine months ended September 30, 1995. The increase was due to a gain of $536,000 on the sale of the building in which our Wood Street office was located. Our downtown branch will be moving to a new location in the same area during the fourth quarter of 1996. Offsetting this gain was a decrease of $29,000 or 5.3% in service fees and charges.

Other income for the quarter ended September 30, 1996 increased $452,000 or 226.0% to $652,000 from $200,000 for the quarter ended September 30, 1995. Again, the increase was due to the sale of the Wood Street building offset by a decrease in service fees and charges.

Other Expenses. Other expenses increased for the nine months ended September 30, 1996 to $6.7 million from $3.6 million for the nine months ended September 30, 1995 and increased to $3.9 million from $1.3 million for the quarterly periods ending September 30, 1996 and 1995, respectively. These increases were primarily the result of the special SAIF assessment of $2.5 million, the implementation of the Association's Employee Stock Ownership Plan ("ESOP") of $311,000, accruals for other employee benefit plans, the additional cost of federal deposit insurance premiums and additional accounting and legal expenses associated with becoming a public company.

Income Taxes. Income taxes for the nine months ended September 30, 1996 increased $247,000 to $3.3 million, from $3.0 million for the nine months ended September 30, 1995. This was the result of an increase in income before taxes of $962,000 for the nine months ended September 30, 1996, compared to the same period of the prior year. The annualized effective income tax rate for the periods ended September 30, 1996 and 1995 were 37.2% and 38.6%, respectively.

Income taxes decreased for the third quarter of 1996 to $419,000 million from $1.2 million for the third quarter of 1995. This was due to net income before taxes decreasing $1.7 million to $1.5 million from $3.2 million for the quarterly periods ended September 30, 1996 and 1995, respectively.

LEGISLATIVE INITIATIVES
-----------------------

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 and is tax deductible. The Association took a charge of $2.5 million as a result of the FDIC special assessment.

The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of
1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

Congress recently passed legislation eliminating the taxation of bad debt reserves created by thrifts prior to 1988. These bad debt reserves for tax purposes would have created a potential tax liability if a thrift changed its charter.

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

Not applicable.

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

     (b) Reports on Form 8-K

         None



_______________________
*Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST BELL BANCORP, INC.
                              (Registrant)



Date: November 13, 1996       /s/ Albert H. Eckert, II
                              --------------------------------------
                              Albert H. Eckert, II
                              President and Chief Executive Officer



Date: November 13, 1996       /s/ Jeffrey M. Minds
                              --------------------------------------
                              Jeffrey M. Hinds
                              Executive Vice President and
                              Chief Financial Officer (Principal
                              Accounting Officer)