Form 10-K
period 1996-12-31
FIRST BELL BANCORP INC
filed 1997-03-27
CIK 932697

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                          Commission File No.: 0-25172

                            FIRST BELL BANCORP, INC.
             (exact name of registrant as specified in its charter)

                 DELAWARE                                 25-1752651
     (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
      incorporation or organization)

          Suite 1704, 300 Delaware Avenue, Wilmington, Delaware  19801
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (302) 427-7883 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of class)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No          .
    ---------    ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $117,865,015 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 3, 1997.

     As of March 3, 1997, the Registrant had 7,718,150 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended December 31, 1996 is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX

PART I                                                                  PAGE
                                                                        ----

Item 1.   Business......................................................   1

Item 2.   Properties....................................................  31

Item 3.   Legal Proceedings.............................................  31

Item 4.   Submission of Matters to a Vote of Security Holders...........  31


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................  31

Item 6.   Selected Financial Data........................................  31

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  31

Item 8.   Financial Statements and Supplementary Data....................  32

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.........................  32

PART III

Item 10.  Directors and Executive Officers of the Registrant.............  32

Item 11.  Executive Compensation.........................................  32

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.................................................  32

Item 13.  Certain Relationships and Related Transactions.................  32

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K....................................................  33

SIGNATURES                                                                 35


                                    PART I

Item 1.  Business

General

      First Bell Bancorp, Inc. (the "Company") was organized by the Board of Directors of Bell Federal Savings and Loan Association of Bellevue (the "Association") for the purpose of acquiring all of the capital stock of the Association to be issued in connection with the Association's conversion from mutual to stock form, which was consummated on June 29, 1995, (the "Conversion"). At December 31, 1996, the Company had consolidated total assets of $656.2 million and total equity of $86.4 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association. All references to the Company include the Association unless otherwise indicated, except that references to the Company prior to June 29, 1995 are to the Association.

      Bell Federal Savings and Loan Association of Bellevue was originally founded in 1891 as the Commercial Building and Loan Association, a state chartered building and loan association. In 1941, the Association converted to a federally chartered mutual savings and loan association and changed its name to First Federal Savings and Loan Association of Bellevue. The Association again changed its name in 1971 to Bell Federal Savings and Loan Association of Bellevue. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"). The Association's business is primarily conducted through six branch offices located throughout the suburban Pittsburgh, Pennsylvania area and its principal office in the borough of Bellevue. The Company's principal executive office is located at Suite 1704, 300 Delaware Avenue, Wilmington, Delaware 19801 and its executive office telephone number is (302) 427-7883.

      The principal business of the Company is to operate a traditional customer oriented savings and loan association. The Company attracts retail deposits from the general public and invests those funds primarily in fixed-rate, owner-occupied, single family conventional mortgage loans and, to a much lesser extent, residential construction loans, multi-family loans, and consumer loans. The Company's revenues are derived principally from interest on conventional mortgage loans, and, to a much lesser extent, interest and dividends on investment securities and short-term investments, and other fees and service charges. The Company's primary source of funds is deposits and borrowings from the Federal Home Loan Bank (FHLB).

      The Association is subject to extensive regulation, supervision and examination by the OTS, its primary regulator, and the FDIC, which insures its deposits. The Association is a member of the FHLB.

Market Area and Competition

      The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Its primary market area is in the areas surrounding its offices, while its lending activities extend throughout Allegheny County and parts of Beaver, Butler, Washington and Westmoreland Counties, in Pennsylvania. In addition to its principal office in Bellevue, the Association operates six other retail offices, all of which are located in Allegheny County.

      The communities in Allegheny County are composed mostly of stable, residential neighborhoods of predominantly one-and two-family residences and middle-to-upper-income families. Management believes that, to a large degree, the economic vitality of these communities depends on the economic vitality of the City of Pittsburgh.

      The Greater Pittsburgh area has been in the process of restructuring over the past decade. Once centered on heavy manufacturing, primarily steel, its economic base is now more diverse, including technology, health and business services. Several "Fortune 500" industrial firms are headquartered in the Greater Pittsburgh area, including USX Corp., Westinghouse Electric Corp. and Aluminum Company of America. The largest employers in Pittsburgh, by the number of local employees, include University of Pittsburgh Medical Center, USAirways, the University of Pittsburgh, Mellon Bank Corp. and Westinghouse. Seven colleges and universities are located in the Greater Pittsburgh area.

      The Association serves its market area with a wide selection of residential loans and other retail financial services. Management considers the Association's reputation for customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community orientation, as well as its established deposit base and level of core deposits.

Lending Activities

      Loan and Mortgage-Backed Securities Portfolio Composition. The loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family, owner-occupied residences, and, to a much lesser extent, residential construction loans, multi-family loans and consumer loans. Mortgage loans are originated to be held in the portfolio. At December 31, 1996, total loans receivable were $547.2 million, of which $524 million, or 95.9%, were conventional mortgage loans. Of the conventional mortgage loans outstanding at that date, 97.9% were fixed-rate loans. At December 31, 1996, the loan portfolio also included $19.9 million of residential construction loans; $1.2 million of multi-family loans; $297,000 of residential second mortgage loans; and $949,000 of other consumer loans. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans.

      The types of loans originated are regulated by federal law and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, legislative and tax policies and governmental budgetary matters.

      Set forth below is a table showing the loan origination, purchase and sales activity for the periods indicated.




                                               For the Year Ended December 31,
                                             ----------------------------------
                                                 1996        1995        1994
                                             ----------------------------------
                                                      (In thousands)
Loans receivable at beginning of period......  $432,863    $322,914    $256,686
                                               --------    --------    --------
Additions:
 Originations of mortgages(1)(2).............   168,915     112,264     106,393
 Purchase of conventional mortgages..........        --      24,361          --
                                               --------    --------    --------
                                                601,778     136,625     106,393
                                               --------    --------    --------
Reductions:
 Transfer of mortgage loans to foreclosed
   real estate...............................       229         287          28
 Repayments..................................    54,339      26,389      40,137
 Loan sales..................................        --          --          --
                                               --------    --------    --------
 Total reductions............................    54,568      26,676      40,165
                                               --------    --------    --------
 Total loans receivable at end of period.....  $547,210    $432,863    $322,914
                                               ========    ========    ========
Mortgage-backed securities at beginning
  of period..................................  $     --    $  4,870    $  6,605
 Purchases...................................        --          --          --
 Sales.......................................        --       3,990          --
 Repayments..................................        --         878       1,738
 Premium amortization........................        --           2           3
                                               --------    --------    --------
Mortgage-backed securities at end of period..  $     --    $     --    $  4,870
                                               ========    ========    ========

------------------------
(1)  Includes conventional mortgages and residential construction loans.
(2) The Association originated no multi-family or second mortgage loans during the periods shown.

   The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                          At December 31,
                              ------------------------------------------------------------------------------------------------------

                                       1996                 1995                  1994                1993                1992
                              -------------------- ------------------- ------------------- ------------------- ---------------------

                                       Percent of          Percent of          Percent of          Percent of          Percent of
                               Amount    Total      Amount    Total     Amount    Total     Amount    Total     Amount    Total
                              -------- ----------  ------- ----------- ------- ----------- ------- ----------- -------- ------------
                                                                      (Dollars in thousands)
Real estate loans:
    Conventional mortgages.  $524,867    95.92%    $409,807   94.67%   $304,760    94.38%  $242,849    94.59%  $240,400    94.48%
    Residential
     construction loans....    19,877     3.63       19,692    4.55      14,090     4.36      9,052     3.53      6,589     2.56
    Multi-family loans.....     1,220     0.22       2,075      0.48      2,646     0.82      3,497     1.38      6,017     2.34
    Second mortgage loans..       297     0.05         330      0.08        354     0.11        340     0.13        347     0.14
                             --------   ------     -------     ------   --------  ------   --------   ------   --------   ------
       Total real estate
        loans..............   546,261    99.83     431,904     99.78    321,850    99.67    255,738    99.63    253,353    99.52
Consumer loans:
    Loans on deposit
     accounts..............       938     0.17         937      0.22      1,018     0.32        869     0.34      1,070     0.42
    Home improvement loans.        11       --          22        --         46     0.01         79     0.03        150     0.06
                             --------  -------    --------    ------   --------   ------   --------   ------   --------   ------
       Total consumer loans       949     0.17         959      0.22      1,064     0.33        948     0.37      1,220     0.48
                             --------   ------    --------    ------   --------   ------   --------   ------   --------   ------
Total loans receivable.....   547,210   100.00%    432,863    100.00%   322,914   100.00%   256,686   100.00%   254,573   100.00%
                                        ======                ======              ======              ======              ======
Less:
  Undisbursed portion of
   loans in process........    11,120               11,182                8,834               4,251               3,949
  Deferred net loan
   origination fees........     4,610                5,537                5,510               4,393               4,470
  Allowance for loan losses       665                  575                  575                 598                 602
                             --------             --------             --------            --------            --------
       Loans receivable,
        net................  $530,815             $415,569             $307,995            $247,444            $245,552
                             ========             ========             ========            ========            ========
Mortgage-backed securities:
  GNMA.....................        --       --          --        --   $    702    14.42%  $    868    13.14%  $  1,157    11.83%
  FHLMC....................        --       --          --        --      2,103    43.18      3,070    46.48      4,794    49.00
  FNMA.....................        --       --          --        --      2,065    42.40      2,616    39.61      3,511    35.89
  Others...................        --       --          --        --         --       --         51     0.77        321     3.28
                             --------  -------    --------   -------   --------  -------   --------   ------   --------   ------
        Total
         mortgage-backed
         securities........  $     --       --%   $     --        --%  $  4,870   100.00%  $  6,605   100.00%  $  9,783   100.00%
                             ========  =======    ========   =======   ========   ======   ========   ======   ========   ======

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the portfolio based on their original contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $54.3 million, $26.4 million and $40.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.


                                                                           At December 31, 1996
                                      ---------------------------------------------------------------------------------------------
                                                   More than    More than    More than   More than   More than
                                          Three      Three      Six Months   One Year   Three Years  Five Years
                                         Months    Months to     to Twelve   to Three     to Five     to Ten    More than
                                         or Less   Six Months     Months      Years        Years      Years     Ten Years   Total
                                       ---------- ------------ ----------- ----------- ----------- ----------- ----------- -------
                                                                              (In thousands)
Interest-earning Assets:
   Real estate loans:
      One-to four-family adjustable-
         rate loans...................  $   --     $   --       $    --      $  --       $    --      $   154   $ 10,962   $ 11,116

      One-to four-family fixed-rate
         loans........................      174          6           15         75         1,109       17,874    494,498    513,751
      Residential construction loans..       --         --           --         --            --           --     19,877     19,877

      Multi-family....................       23         75           --        228            61          534        299      1,220
      Second mortgage loans...........      238         --           --         59            --           --         --        297
                                          ------      -----       ------       ----        ------      -------   --------   -------
       Total real estate loans........      435         81           15        362         1,170       18,562    525,636    546,261
                                         ======      =====       ======       ====        ======      =======   ========   ========

Consumer loans........................      938         --           --          4             7           --         --        949
                                         ------      -----       ------       ----        ------      -------   --------   --------
       Total loans....................   $1,373        $81          $15       $366        $1,177      $18,562   $525,636   $547,210
                                         ======      =====       ======       ====        ======      =======   ========   ========


   The following table sets forth the dollar amount of all loans at December 31, 1996 which have fixed or adjustable interest rates, and which are due after December 31, 1997.



                                Due After December 31, 1997
                                Fixed    Adjustable    Total
                              ---------  ----------  ---------
                                       (In thousands)

Real estate loans:
  Conventional mortgages....   $513,556     $11,116   $524,672
  Residential construction..     19,691         186     19,877
  Multi-family..............      1,099          23      1,122
Consumer loans..............         11          --         11
                               --------     -------   --------

     Total loans............   $534,357     $11,325   $545,682
                               ========     =======   ========


          One-to Four-Family Residential Mortgage Lending. The residential mortgage loans are primarily secured by owner-occupied, one-to four-family, residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At December 31, 1996, conventional mortgage loans totalled $524.9 million, or 95.9%, of total loans at such date. Of the Association's conventional mortgage loans secured by one-to four-family residences, $513.8 million, or 97.9%, were fixed-rate loans.

          Originated mortgage loans are held in the loan portfolio and are secured by properties located within the Association's primary market area. Historically, the market interest rates of mortgage loans in the Pittsburgh area have been below national averages. The mortgage loan portfolio has increased from $253.4 million at December 31, 1992 to $546.3 million at December 31, 1996.

          The Association from time to time purchases one-to four-family mortgage loans and loan participations. A number of these loans are secured by properties located outside the Association's market area, such as other regions of Pennsylvania, California, Illinois, Maryland, New York, Texas, Virginia, Utah, North Carolina, Tennessee and Georgia. The Association did not purchase any mortgage loans or participations in 1996. At December 31, 1996, the Association had $26.4 million in purchased mortgage loans and loan participations serviced by others, totalling 4.8% of the total loan portfolio at that date, primarily secured by one-to four-family residences. The Association intends to continue purchasing loans to supplement reduced loan demand as needed. Loans purchased by the Association generally must meet the same underwriting criteria as loans originated by the Association.

          The Association currently does not sell loans in the secondary market, although it has done so in past years. Most of the loan portfolio is underwritten in conformity with Federal National Mortgage Association ("FNMA") secondary market requirements. The Association has been approved by the FNMA to sell loans in the secondary market, and may sell loans to FNMA in the future; however, there is no assurance that the Association will be able to originate loans for sale in the secondary market or, that if originated, such loans will be sold in the secondary market. Should the Association decide to sell mortgage loans in the future, the lower interest rates on such loans, characteristic of the Pittsburgh market, may tend to diminish the demand for such loans in the secondary market.

          With the exception of Community Reinvestment Act ("CRA") loans, the Association's maximum loan-to-value ratio on conventional mortgage loans is 80%. As a result, a majority of borrowers are previous homeowners, whom the Association believes to be relatively stable borrowers. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans. One-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the portfolio generally include due-on-sale clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Association's policy to enforce due-on-sale clauses. The residential mortgage loans originated are generally for terms to maturity from 15 to 30 years. At December 31, 1996, the maximum one-to four-family loan amount is $400,000, unless otherwise approved by the Board of Directors.

          Presently, three (3) ARM loans are offered; a one-year, five-year and 7/1 ARM loan. The one-year ARM loan has an interest rate that adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. The one-year ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. This mortgage can convert to a fixed-rate loan at specified times during the first five years. The five-year ARM loan has an interest rate that adjusts every five years based on a spread of
2.75 percentage points above the rate on five-year United States Treasury securities. The five-year ARM loan is subject to a limitation on interest rate increases and decreases of 3.0% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. The 7/1 ARM loan has an interest rate that remains constant for the first seven years and then the interest rate adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. After the initial seven years, this ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor equal to the origination interest rate. The mortgage can convert to a fixed-rate loan at the first change date.

          The volume and types of ARM loans originated are affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In recent years, demand for ARM loans has been weak due to the low interest rate environment and consumer preference for fixed rate loans. In addition, management's strategy has been to emphasize fixed-rate loans. In 1996, only $1.1 million of the $168.9 million, or .6%, of loans originated were adjustable mortgages. Although ARM loans will continue to be offered, there can be no assurance that in the future ARM loans will be originated in sufficient volume to constitute a significant portion of the loan portfolio.

          In an effort to provide financing for low and moderate income home buyers, additional single family residential mortgage loans are offered to moderate income borrowers and residents of the CRA neighborhoods, with terms of up to 30 years. Such loans must be secured by a single family, owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and expenses. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its CRA loans, a lower rate of return is expected on such loans, as compared to other residential mortgage loans. For the years ended December 31, 1996, 1995 and 1994, the Association originated 24, 71 and 54 loans under the CRA loan program, respectively, totalling $1.1 million, $2.9 million and $2.0 million, respectively.

          Residential Construction Loans. The Association originates loans for the construction of one-to four-family residential properties. Such loans are made on contract directly to the home buyer. Residential construction loans are subject to the same maximum loan amounts as conventional mortgage loans. Residential construction loans are made for terms of up to one year, at which time the loans convert to permanent conventional mortgage financing.
Residential construction loans are generally offered at the Association's prevailing interest rate. An additional fee may be charged for construction servicing. Advances are made to builders as phases of construction of the property are completed. As of December 31, 1996, the Association's residential construction loans totalled $19.9 million, or 3.6% of the total loan portfolio. Of these construction loans, $11.1 million had been committed, but were undisbursed as of that date.

          Construction lending involves greater risks than other loans due the fact that loan funds are advanced upon the security of the project under construction, predicated on the future value of the property upon completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays resulting from labor problems, material shortages or weather conditions and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total funds required to complete a project and to establish the related loan-to-value ratio. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending.

          Multi-Family Loans. In prior years, the Association also originated multi-family loans. As of December 31, 1996, the Association's total loan portfolio contained 26 multi-family loans, totalling $1.2 million, or 0.2%, of total loans. Since 1991, the Association has not originated any multi-family mortgage loans. In the future, the Association may originate a limited number of multi-family loans on a case-by-case basis.

          The multi-family loans in the Association's portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. The Association's policy has been to originate multi-family loans only in its market area. In making multi-family loans, the Association considers primarily the ability of net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property, and the Association's lending experience with the borrower.

          Second Mortgage Loans. The Association has in the past originated second mortgage loans on owner-occupied, one-to four-family residences where the Association holds the first mortgage. These loans generally are originated as adjustable-rate loans with terms of up to 10 years. The Association offers second mortgage loans with maximum combined loan-to-value ratios of up to 80%. At December 31, 1996, the Association had $297,000, or 0.1% of total loans, in second mortgage loans.

          Consumer Loans. The Association also offers secured consumer loans. At December 31, 1996, the Association's consumer loans totalled $949,000, or 0.2% of the Association's total loan portfolio. Of that amount, loans secured by deposit accounts totalled $938,000, or 98.8%, and home improvement loans totalled $11,000, or 1.2%, of total consumer loans.

          Loan Servicing and Loan Fees. Servicing on all of the loans that have been sold has been retained. Fees are received for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1996, the Association was servicing $4.2 million of loans for others. Loan servicing income was $14,000, $17,000 and $20,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Association receives income in the form of service charges and other fees on loans. For the years ended December 31, 1996, 1995 and 1994, the Association earned $644,000, $733,000 and $806,000, respectively, in service charges and other fees.

          Mortgage-backed Securities. During 1995, the Association reclassified all of its mortgage-backed securities as available-for-sale and subsequently sold them at a gain of $68,000. The sale was the result of the Financial Accounting Standard Board giving a one time exclusion to companies under the Statement of Financial Accounting Standard No. 115 ("SFAS"), "Accounting for Certain Debt and Equity Securities." This exclusion allowed companies to reclassify their portfolio into the three different categories: trading, available-for-sale, or held-to-maturity without affecting the remaining portfolio. The Association may invest in mortgage-backed securities in the future to offset any significant decrease in demand for one- to four-family loans.

          Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Association's Loan Committee. All mortgage loans must be approved by the Loan Committee. As of December 31, 1996, any loan application over $400,000 must be approved by the Board of Directors.

          Upon receipt of a completed loan application from a prospective borrower, the Association generally orders a credit report, verifies employment, income and other information, and, if necessary, obtains additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. All appraisals are performed by licensed or certified third party appraisers. The Board of Directors annually approves the independent appraisers used by the Association and reviews the Association's appraisal policy. When the information is obtained and an appraisal is completed, loans are presented for approval to the Association's Loan Committee. The Loan Committee must approve all one-to four-family mortgage loans originated by the Association.

          The Association's policy is to require either title insurance or an attorney's opinion of title, and hazard insurance on all real estate loans. Borrowers are required to advance funds together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, if required.

Asset Quality

          Loan Collection. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. The borrower is sent a written notice of non-payment when the loan is 15 days past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary to take legal action, which typically occurs after a loan is delinquent 120 days or more, the Association may commence foreclosure proceedings against the real property that secures the loan. Decisions as to when to commence foreclosure actions are made on a case by case basis. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced within 30 days of delivery of the notice of default and intent to foreclose, the real property securing the loan is generally sold at foreclosure or by the Association as soon thereafter as practicable.

          On purchased mortgage loans or loan participations, monthly reports are received from loan servicers in order to monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Association relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Association and its servicing agents.

                         Delinquent Loans.  At December 31, 1996, 1995 and 1994,
delinquencies in the loan portfolio were as follows:


                                             At December 31, 1996                                    At December 31, 1995
                             -------------------------------------------------------------------------------------------------------
                                    60 - 89 Days             90 Days or More              60 - 89 Days          90 Days or More
                             ------------------------    ----------------------    -----------------------   -----------------------
                                          Principal                   Principal                  Principal                Principal
                             Number of    Balance of     Number of    Balance of     Number of   Balance of   Number of   Balance of
                               Loans        Loans          Loans        Loans          Loans       Loans        Loans       Loans
                               -----        ----         --------       -----          -----       -----        -----       -----
                                          (Dollars in thousands)                                (Dollars in thousands)
Conventional mortgage loans         4        $ 258            8         $ 400             2         $  54          7         $ 333
Multi-family loans.........        --           --           --            --            --            --         --            --
Consumer loans.............        --           --           --            --            --            --         --            --
                             --------        -----          ---         -----        ------        ------      -----         -----
     Total loans...........         4        $ 258            8         $ 400             2         $  54          7         $ 333
                             ========        =====          ===         =====       =======        ======      =====         =====

Delinquent to total loans..                   0.05%                      0.08%                       0.01%                   0.08%
                                             =====                      =====                      ======                  ======

                                                               At December 31, 1994
                                     -----------------------------------------------------------------------
                                             60 - 89 Days                             90 Days or More
                                     ---------------------------                  --------------------------
                                                    Principal                                    Principal
                                       Number of    Balance of                       Number of   Balance of
                                         Loans        Loans                            Loans       Loans
                                         -----        -----                            -----       -----
                                                              (Dollars in thousands)
Conventional mortgage loans                 4          $131                              15          $726
Multi-family loans.........                --            --                              --            --
Consumer loans.............                --            --                               1            15
                                          ---          ----                             ---
     Total loans...........                 4          $131                              16          $741
                                        =====          ====                             ===        ======

Delinquent loans to total loans                        0.04%                                         0.23%
                                                       ====                                          ====

     Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-accrual mortgage and other loans and real estate owned ("REO"). Interest is not accrued on loans past due 90 days or more. The Association had investments in real estate or in substance foreclosure at December 31, 1996 of $229,000. During the years ended December 31, 1996, 1995 and 1994, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, totalled $24,000, $25,000 and $34,000, respectively. Interest income recorded on non-accrual loans was $22,000, $16,000 and $22,000 for each of the years ended December 31, 1996, 1995 and 1994, respectively.



                                                          At December 31,
                                             ---------------------------------------
                                               1996    1995    1994    1993    1992
                                             ------- ------- -------  ------ -------
                                                       (Dollars in Thousands)
Non-accrual delinquent mortgage loans........  $ 400   $ 333   $ 726   $ 621   $ 469
Non-accrual delinquent other loans...........     --      --      15      63      14
                                               -----   -----   -----   -----   -----
  Total non-performing loans.................    400     333     741     684     483
Real estate owned............................    229     178      30      --     130
                                               -----   -----   -----   -----   -----
   Total non-performing assets...............  $ 629   $ 511   $ 771   $ 684   $ 613
                                               =====   =====   =====   =====   =====
Total non-performing loans to total loans....   0.08%   0.08%   0.23%   0.27%   0.19%
Total non-performing assets to total assets..   0.10%   0.10%   0.19%   0.18%   0.17%


     Classified Assets. Federal regulations and the Association's policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as "Loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention" by management.

     At December 31, 1996, classified assets totalled $629,000, or .10% of total assets, and consisted of eight conventional mortgage loans and two properties held as real estate owned, all of which were classified as "Substandard".

     Allowance for Loan Losses, Investments in Real Estate and Real Estate Owned. The allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the condition of the local economy in the Company's market area. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to cover losses inherent in the portfolio as of December 31, 1996. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, such as a material increase in the balance of the loan portfolio.

     In addition, the OTS and FDIC, as an integral part of their examination process, periodically review the allowance for loan losses and real estate owned and investments in real estate valuations. Such agencies may require the recognition of additions to the allowance or additional writedowns based on their judgments about information available to them at the time of their examination. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While management believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the loan portfolio, will not request a material increase at that time in the allowance for loan losses, thereby negatively affecting the financial condition and earnings at such time.

The following table sets forth the allowance for loan losses at the dates indicated.



                                               For the Years Ended December 31,
                                         ------------------------------------------
                                            1996    1995    1994     1993     1992
                                         ------------------------------------------
                                                    (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period...........  $ 575   $ 575   $  598   $  602   $  636
Charge-offs:
    Conventional mortgages...............     --      --      (19)     (53)      (5)
    Residential construction.............     --      --       --       --       --
    Multi-family.........................     --      --       --      (44)     (29)
    Consumer.............................     --      --       --       --       --
                                           -----   -----   ------   ------   ------
      Total charge-offs..................     --      --      (19)     (97)     (34)
Total recoveries.........................     --      --        4       --      975
Provision for (recovery of) loan
    losses...............................     90      --       (4)      93     (975)
                                           -----   -----   ------   ------   ------
Balance at end of period(1)..............  $ 665   $ 575   $  575   $  598   $  602
                                           =====   =====   ======   ======   ======
Ratio of net charge-offs during the
    period to average loans
    outstanding during the period........     --%     --%    0.01%    0.04%    0.01%
Ratio of allowance for loan
    losses to total loans at the end of
    the period...........................   0.12%   0.13%    0.18%    0.23%    0.24%
Ratio of allowance for loan
    losses to non-performing assets
    at the end of the period.............  1.06x   1.13x    74.58%   87.43%   98.21%

--------------------------
(1) The total amount of the allowance for loan losses for each of the periods shown was allocated to mortgage loans. At the end of each reported period, mortgage loans represented in excess of 99.5% of total loans.


Investment Activities

     As a member of the FHLB System, the Association is required to maintain liquid assets at minimum levels which vary from time to time. The Association increases or decreases its liquid investments depending on the availability of funds, the comparative yields on liquid investments in relation to the return on loans and in response to its interest rate risk management. To meet liquidity obligations, federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Association's liquid investments primarily consist of federal funds sold, U.S. Government securities, federal agency securities and interest-bearing deposits. Historically, the Association has maintained its liquid assets at levels well above the minimum regulatory requirements. At December 31, 1996, $106.7 million, or 16.3%, of the Association's total assets were invested in short-term investments.

     The Company's Investment Committee, which is appointed by the Chief Executive Officer, formulates the investment policy of the Company. The Company's Investment Committee reports all purchases and sales of investments to the Board of Directors. The policy of the Association is to invest funds among various categories of investments and maturities to meet the day-to-day, cyclical and long-term changes in assets and liabilities. In establishing its investment strategies, the Company considers its cash position, the condition of its loans, the stability of deposits, its capital position, its interest rate risk and other factors.

     Investment Securities. OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The Association's investment policy provides for "held for investment" and "available for sale" portfolios. Although the Association's investment policy assumes that all investments and loans will qualify to be held-to-maturity, the policy allows for the sale of investments in certain specific instances, such as when the quality of an asset deteriorates, or when regulatory changes require that an asset be disposed. Currently, all of the Association's investment securities are classified as held-to-maturity. Management has the intent, and believes that the Association will be able to hold such investment securities until maturity. The Association's investment securities portfolio is accounted for on an amortized cost basis. At December 31, 1996, the Association had total investments of $19.0 million, of which $15.0 million consisted of U.S. Government Treasury securities. The investment in such securities have maximum terms to maturity of up to eight years. In addition, such securities have a zero risk weight for risk-based capital purposes thereby corresponding with management's emphasis on maintaining quality assets and a strong capital position.

     The following table sets forth certain information regarding the carrying and market values of the portfolio of investment securities at the dates indicated:

                                                      At December 31,
                             --------------------------------------------------------------
                                      1996                 1995                 1994
                             -----------------------------------------  -------------------
                               Carrying   Market   Carrying    Market   Carrying     Market
                                Value     Value     Value      Value     Value        Value
                               --------  -------   --------    ------   --------     ------
                                                      (In Thousands)
                                                                                      >
Investment securities:
   U.S. Treasury securities..   $14,960  $15,384   $19,949     $20,927   $44,711    $44,033
   Other investments.........         4       45         4          41         4         22
   FHLB Stock................     3,999    3,999     3,009       3,009     2,409      2,409
                                -------  -------   -------     -------   -------    -------
     Total investments.......   $18,963  $19,428   $22,962     $23,977   $47,124    $46,464
                                =======  =======   =======     =======   =======    =======

     The following table sets forth the carrying values, market values and average yields for the Association's investment portfolio by maturity, call date or repricing date, whichever is first, at December 31, 1996.

                              One Year or Less       One to Five Years         Five to Ten Years             Total Securities
                           ---------------------  ------------------------  ----------------------  -------------------------------
                                       Weighted                  Weighted                Weighted                         Weighted
                             Carrying   Average   Carrying       Average    Carrying     Average    Carrying     Market   Average
                              Value      Yield     Value          Yield      Value         Yield     Value        Value     Yield
                             --------  --------   --------       --------   --------     --------   --------     -------  --------
                                                                   (Dollars in thousands)
Investment Securities:
U.S. Treasury securities...    $4,999    6.54%     $4,989          6.98%      $4,972       7.36%     $14,960     $15,384    6.96%


Sources of Funds

     General. The lending and investment activities are predominantly funded by savings deposits, borrowings, interest and principal payments on loans and other investments and loan origination fees.

     Deposits. Deposits serve as the predominant source of funds. The Association offers interest rates on deposits that are usually among the highest rates offered in the Greater Pittsburgh market area to maintain a strong depositor base. Deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. The Association relies on its competitive pricing policies and customer service to maintain deposit growth. In addition, the Association has sought to increase its deposit base by emphasizing certificates
of deposit with terms ranging from three months to 10 years.   The Association's
policy of offering aggressively priced deposit products has produced an overall increase in total deposits of 48.7%, from $325.4 million at December 31, 1992 to $483.9 million at December 31, 1996. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The following table presents the deposit activity for the periods indicated.


                                       For the Years Ended December 31,
                                       --------------------------------
                                           1996      1995       1994
                                       ----------  --------  ----------
                                                (In thousands)

Deposits...............................  $805,469  $730,809  $533,016
Withdrawals............................   725,862   714,030   572,272
                                         --------  --------  --------
Net increase before interest credited..    79,607    16,779     5,744
Interest credited......................    12,923    10,951     8,891
                                         --------  --------  --------
Net increase in deposits...............  $ 92,530  $ 27,730  $ 14,635
                                         ========  ========  ========


     The following table indicates the amount of the certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 1996.


                                        Amount
                                  ---------------
                                    (In thousands)
Maturity Period:
   Three months or less...........        $ 6,204
   Over three through six months..          4,153
   Over six through 12 months.....         10,720
   Over 12 months.................         15,230
                                          -------
      Total.......................        $36,307
                                          =======

     The following table sets forth the distribution of the average deposit accounts and borrowings for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                 Year Ended December 31,
                            --------------------------------------------------------------------------------------------------
                                          1996                           1995                              1994
                            ------------------------------  --------------------------------  ---------------------------------
                                                  Weighted                          Weighted                          Weighted
                                                  Average                           Average                           Average
                              Average             Nominal    Average                Nominal    Average                Nominal
                              Balance   Interest    Rate     Balance   Interest       Rate     Balance   Interest      Rate
                             --------- --------- --------   --------- ----------  ----------  --------- ----------  ----------
                                                            (Dollars in Thousands)

Money market and NOW
  deposits..................  $ 42,088   $ 1,040    2.47%   $ 40,388   $ 1,069         2.65%   $ 43,124   $ 1,087        2.52%

Savings deposits............    81,715     2,314    2.83      85,020     2,371         2.79     113,770     3,406        2.99

Certificates of deposit.....   323,199    18,504    5.73     256,350    14,992         5.85     202,422    10,238        5.06

Borrowings..................     5,833       191    3.27          --        --           --          --        --          --
                              --------   -------             --------  -------                 --------   -------
    Total interest-bearing
      liabilities...........  $452,835   $22,409    4.87%    $381,758  $18,432        4.83%    $359,316   $14,732        4.10%
                              ========   =======             ========  =======                 ========   =======





  The following table presents the amount of certificate accounts outstanding based upon original contractual periods to maturity, at December 31, 1996, and based upon contracted rates, at December 31, 1995 and 1994.

                                      Period to Maturity from December 31, 1996                     At December 31,
                       --------------------------------------------------------------------------  -----------------
                           Less     One to    Two to    Three to    Four to    Five to    Total
                         Than One     Two     Three       Four       Five        Ten     December
                           Year     Years     Years      Years       Years      Years    31, 1996     1995     1994
                         --------  --------  -------   ---------    -------    -------   --------   --------  -------
                                                            (In thousands)
Certificate Accounts:
  3.00% to 5.50%.......   $50,794  $ 46,509  $ 4,272    $ 7,263      $205      $ 4,314   $113,357   $118,738  $140,249
  5.501% to 6.00%......    11,247    71,765   11,206     20,237       117        7,396    121,968     60,213    27,965
  6.001% to 6.50%......        --    43,298   12,672     23,197       183       19,018     98,368     60,420    32,677
  6.501% to 7.50%......        --        --    1,988     13,730       150       14,992     30,860     30,460    13,392
  7.501% to 8.50%......        --        --       --         --        --        3,630      3,630      5,259     7,272
  8.501% to 9.50%......        --        --       --         --        --        4,345      4,345      4,579     5,489
  9.501% to 10.50%.....        --        --       --         --        --          266        266        572     1,476
  10.501% to 11.50%....        --        --       --         --        --           --         --         --       223
  11.501% to 12.50%....        --        --       --         --        --           --         --         --        35
                        ---------  --------  -------    -------      ----      -------   --------   --------  --------
                          $62,041  $161,572  $30,138    $64,427      $655      $53,961   $372,794   $280,241  $228,778
                        =========  ========  =======    =======      ====      =======   ========   ========  ========


Borrowings

    During 1996, the Association borrowed $70.0 million. These borrowings have a contractual maturity of five years and carry an interest rate based on the 3-month London Interbank offered rate ("LIBOR rate") adjusted quarterly, The interest rate on these borrowings was 4.92% at December 31, 1996. The borrowings are secured by the assets of the Comany. Currently the funds are invested in federal funds sold, but will be used to purchase adjustable mortgage-backed securities. At December 31, 1996, the Association had committed to purchase $32.8 million in adjustable mortgage-backed securities.

Subsidiary Activities

    The Association does not maintain any subsidiaries.


                           REGULATION AND SUPERVISION

General

    The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Association, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

    The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

    The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

    The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

    The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

    Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

    Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% tier I capital (to total assets) ratio and an 8% total capital (to risk-weighted assets) ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage tier I capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the total capital standard itself, a 4% tier I risk-based capital standard. Tier I is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, tier I and total capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

    The risk-based capital standard for savings institutions requires the maintenance of tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

    The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Association met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Association will not be subject to the interest rate risk component.

    The following table presents the Association's capital position at December 31, 1996 relative to fully phased-in regulatory requirements.

                                                                                      To Be Well
                                                                                  Capitalized Under
                                                                   For Capital         Prompt
                                                                    Adequacy      Correction Action
                                                    Actual          Purposes         Provisions
                                               ---------------    --------------  ------------------
                                                Amount   Ratio    Amount   Ratio   Amount     Ratio
                                               -------   -----    -------  -----   ------     -----
As of December 31, 1996:
    Total Capital (to risk-weighted assets)...  $80,102  27.51%   $23,298   8.00%  $29,123    10.00%
    Tier I Capital (to risk-weighted assets)..   79,451  27.28%       N/A    N/A    17,474     6.00%
    Tier I Capital (to total assets)..........   79,451  12.16%    19,599   3.00%   32,816     5.00%
    Tangible Capital..........................   79,451  12.16%     9,800   1.50%      N/A      N/A


Liquidation Account

    In accordance with OTS conversion regulations, a liquidation account was established in an amount equal to the retained earnings of the Association as of June 30, 1995, which approximated $37.4 million. In the unlikely event of liquidation of the Association, eligible accountholders would be entitled to receive distributions of any assets remaining after payment of all creditors' claims, but before any distributions are made to the Association's stockholders, equal to their proportionate interests at that time in the liquidation account.

    Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of tier I capital to risk-weighted assets is at least 6%, its ratio of tier I to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level.
A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of tier 1 capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of tier I capital to risk-weighted assets of less than 4% or a ratio of tier 1 capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

    Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit
insurance premiums of between 24 and 25 basis points.   The BIF met the required
reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

    In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

    On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $2.5 million on a pre-tax basis and $1.5 million on an after-tax basis.

    The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

    As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

    The Association's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $945,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

    Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

    Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS were introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks with a limited grandfather provision for unitary savings and loan holding company activities. The Association is unable to predict whether such legislation would be enacted and, if so, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

    Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Association's limit on loans to one borrower was $7.0 million. At December 31, 1996, the Association's largest aggregate outstanding balance of loans to one borrower was $452,000.

    QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

    A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Association maintained 99.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

    Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Association was a Tier 1 (Association).

    Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for December 31, 1996 were 11.5% and 10.3% respectively, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

    Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1996 totalled $113,000.

    Branching.   OTS regulations permit nationwide branching by federally
chartered savings institutions to the extent allowed by federal statue. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

    Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for savings & loan holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

    The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

    Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

    Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality, earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement is $1.5 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

    General. The Company and the Association report their income on a unconsolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For its 1996 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

    Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for non-qualifying loans was computed using the Experience Method.

    The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. As of December 31, 1996, the Association had assets of $653.3 million and is therefore required to use only the specific charge-off method. For the years prior to 1995, the Association used the PTI method to calculate its bad debt reserves. Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Association's income to 31.28%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 35%.

    A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable period beginning after 1995, subject to the residential loan requirement.

    Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association's current taxable year, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

    Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Association will incur an additional tax liability of approximately $1.2 million.

    Distributions. Under the 1996 Act, if the Association makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Association's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association's income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association's current or accumulated earnings and profits will not be so included in the Association's income.

    The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levies a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment must be reported as an expense for the quarter ended
September 30, 1996.   The Funds Act includes a provision which states that the
amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to AMT, but is subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

State and Local Taxation

     The Association is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Association's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of net interest expense incurred to carry the obligations is disallowed as a deduction. Three year carryforwards of losses are allowed. The Company is subject to the Capital Stock Tax of the Commonwealth of Pennsylvania.

Personnel

     As of December 31, 1996, the Association had 52 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.

 Item 2.  Properties

     The Company conducts its business by maintaining an office at 300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801. The Association conducts its business through its main office located at 532 Lincoln Avenue, Pittsburgh, Pennsylvania 15202 and six full-service branch offices, all of which are located in Allegheny County. Four of the Association's branch offices are leased. Loan originations are processed at the administrative office. The Association believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company. During 1996, the building in which the Association's downtown Pittsburgh branch was located was sold. The branch was moved to a new location in the same area.

Item 3.  Legal Proceedings

     Neither the Company nor its subsidiary are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of the operations of the Association.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on page 46 in the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the return of capital for Registrant's appears under "Notes to Consolidated Financial Statements Years Ended December 31, 1996, 1996 and 1994" on page 26 in the Registrant's 1996 Annual Report to stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The above-captioned information appears under "Selected Financial and Other Data of the Company" in the Registrant's 1996 Annual Report to Stockholders on pages 2 and 3 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 8 through 20 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of First Bell Bancorp, Inc. and its subsidiary, together with the report thereon by Deloitte & Touche LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 21 through 43 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997, at pages 5 and 6.

Item 11.  Executive Compensation

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997, at pages 8 through 18 (excluding the Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997, at pages 3, 5 and 6.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997, at pages 19.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.


                                                                   PAGE

   Independent Auditors Report.................................     21

   Consolidated Balance Sheets for the
     December 31, 1996 and 1995................................     22

   Consolidated Statements of Income for the
     Years Ended December 31, 1996, 1995 and 1994..............     23

   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1996, 1995 and 1994......     24

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996, 1995 and 1994..............     25

   Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1996, 1995 and 1994..............     26-43

   The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of First Bell Bancorp, Inc.*
         3.2  Bylaws of First Bell Bancorp, Inc.*
         4.0  Stock Certificate of First Bell Bancorp, Inc.*
         10.1 First Bell Bancorp, Inc. 1995 Master Stock Option Plan**
         10.2 Bell Federal Savings and Loan Association of Bellevue Master Stock Compensation Plan**
         10.3 Bell Federal Savings and Loan Association of Bellevue 401(k) Savings Plan*
         10.4 Bell Federal Savings and Loan Association of Bellevue Employees Pension Plan, as amended*

         10.5 Form of Bell Federal Savings and Loan Association of Bellevue Supplemental Executive Retirement Plan*
         10.6 Employment Agreement between First Bell Bancorp, Inc. and certain executive officers, including Messers Eckert and Hinds**
         10.7 Employment Agreement between Bell Federal Savings and Loan Association of Bellevue and certain executive officers, including Messers Eckert, Hinds and Adams**
         11.0 Computation of earnings per share (filed herewith)
         13.0 Portions of the 1996 Annual Report to Stockholders (filed herewith)
         27.0 Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

         None.

         __________________________________
         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.
         ** Incorporated herein by reference into this document from the Exhibits to the Proxy Statement for the Annual Meeting of Stockholders to be held on
            April 29, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 1997             By:  /s/ Albert H. Eckert II
                                       ----------------------------------
                                  Albert H. Eckert II,
                                  President, Chief Executive Officer
                                  and Director

Date:  March 17, 1997             By: /s/ Jeffrey M. Hinds
                                      ---------------------------------
                                  Jeffrey M. Hinds
                                  Executive Vice President, Chief Financial
                                  Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Albert H. Eckert, II       President, Chief Executive    March 17, 1997
----------------------------   Officer and Director
Albert H. Eckert, II


/s/ Jeffrey M. Hinds          Executive Vice President,      March 17, 1997
----------------------------  Chief Financial Officer
Jeffrey M. Hinds              and Director



                               Vice President and
----------------------------   Director
David F. Figgins


/s/ Thomas J. Jackson, Jr.     Director                      March 17, 1997
----------------------------
Thomas J. Jackson, Jr.



/s/ Robert C. Baierl           Secretary and Director        March 17, 1997
-----------------------------
Robert C. Baierl


/s/ William S. McMinn          Vice President and            March 17, 1997
--------------------------     Director
William S. McMinn

--------------------------     Director
Peter E. Reinert


/s/ Jack W. Schweiger          Director                   March 17, 1997
---------------------------
Jack W. Schweiger


/s/ Theodore R. Dixon          Director                   March 17, 1997
---------------------------
Theodore R. Dixon