Form 10-Q
period 1997-03-31
FIRST BELL BANCORP INC
filed 1997-05-15
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                       251752651
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE            19801
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (302) 427-7883
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,802,750 shares of common stock, par value $.01 per share, were outstanding as of March 31, 1997.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                                           PAGE
                                                                                                           ----
PART I                     FINANCIAL INFORMATION
         Item 1            Consolidated Balance Sheets March 31, 1997 (unaudited)
                           and December 31, 1996 (audited)..................................................2

                           Consolidated Statements of Income
                           Three Months Ended March 31, 1997
                           and 1996, (unaudited)............................................................3

                           Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1997 and 1996, (unaudited)..........................4

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Three Months Ended
                           March 31, 1997 and 1996, (unaudited).............................................5

                           Notes to Unaudited Consolidated Financial Statements.............................6

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations....................................8

PART II                    OTHER INFORMATION

         Item 1            Legal Proceedings...............................................................10

         Item 2            Changes in Securities...........................................................10

         Item 3            Defaults Upon Senior Securities.................................................10

         Item 4            Submission of Matters to a Vote of Security Holders.............................11

         Item 5            Other Information...............................................................11

         Item 6            Exhibits and Reports on Form 8-K................................................11

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


Item 1.           Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                                             MARCH 31,         DECEMBER 31
                                                                                               1997               1996
                                                                                            -----------        -----------
ASSETS:                                                                                     (unaudited)         (audited)
Cash:
         Cash on-hand..................................................................     $    919            $   980
         Non-interest-bearing deposits.................................................        1,335              1,554
         Interest-bearing deposits.....................................................       13,098             23,872
                                                                                            --------            -------
                  Total cash...........................................................       15,352             26,406
Mortgage-backed securities-available for sale, at fair value (cost of $58,673
  and $0 at March 31, 1997 and December 31, 1996, respectively)........................       59,656                 --
Federal funds sold.....................................................................       27,700             72,875
Investment securities held to maturity - at cost (fair value of $15,233 and
         $15,429 at March 31, 1997 and December 31, 1996, respectively)................       14,966             14,964
Investment securities available for sale, at fair value................................       25,890                 --
Conventional mortgage loans - net of allowance for loan losses of $685 and $665
         at March 31, 1997 and December 31, 1996, respectively.........................      540,575            529,866
Conventional mortgage loans, available for sale........................................       10,065                 --
Other loans, net.......................................................................          964                949
Real estate owned......................................................................          223                229
Properties and equipment, net..........................................................        3,642              3,692
Federal Home Loan Bank stock, at cost..................................................        6,000              3,999
Accrued interest receivable............................................................        3,537              2,758
Other assets...........................................................................          441                445
                                                                                            --------            -------
         Total assets..................................................................     $709,011           $656,183
                                                                                            ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
         Passbook, club and other accounts.............................................     $ 69,165           $ 66,486
         Money market and NOW accounts.................................................       46,725             44,661
         Certificate accounts..........................................................      381,309            372,794
                                                                                            --------            -------
             Total deposits............................................................      497,199            483,941

Borrowings.............................................................................      120,000             70,000
Advances by borrowers for taxes and insurance..........................................       11,599             10,822
Accrued interest on deposits...........................................................        2,266                503
Accrued interest on borrowings.........................................................          159                191
Accrued income taxes...................................................................        1,120                 81
Deferred income tax liability..........................................................        1,290              1,244
Dividend payable on common stock.......................................................          618                713
Other liabilities......................................................................        2,465              2,255
                                                                                            --------            -------
         Total liabilities.............................................................      636,716            569,750

Stockholders' equity:
         Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
                  no shares issued or outstanding).....................................           --                 --
         Common stock ($0.01 par value; 20,000,000 shares authorized;
                  8,596,250 issued; 6,802,750 outstanding at March 31, 1997
                  7,758,150 outstanding at December 31, 1996...........................           86                 86
         Paid-in capital...............................................................       61,124             61,063
         Unearned ESOP shares (621,915 and 629,622 shares at March 31, 1997
                  and December 31, 1996, respectively).................................      (4,394)            (4,454)
         Unearned MRP shares (343,850 shares at March 31, 1997 and
                  December 31, 1996, respectively).....................................      (4,792)            (4,792)
         Treasury stock (1,793,500 shares and 838,100 shares at March 31,
                  1997 and December 31, 1996, respectively) ...........................     (27,221)           (11,684)
         Unrealized gain or loss, net of taxes.........................................        (100)                 --
         Retained earnings.............................................................       47,592             46,214
                                                                                            --------            -------
Total Stockholders' Equity.............................................................       72,295             86,433

Total Liabilities and Stockholders' Equity.............................................     $709,011           $656,183
                                                                                            ========           ========

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                MARCH 31, 1997
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                        THREE MONTHS        THREE MONTHS
                                                            ENDED               ENDED
                                                       MARCH 31, 1997      MARCH 31, 1996
                                                       --------------      --------------
Interest income:
   Conventional mortgage loans                             $ 9,966            $ 8,226
   Interest-bearing deposits                                   268                285
   Mortgage-backed securities                                  772                 --
   Federal funds sold                                          339                682
   Investment securities                                       635                338
   Other loans                                                  17                 19
   Federal Home Loan Bank stock                                 76                 48
                                                           -------            -------
      Total interest and dividend income                    12,073              9,598

   Interest expense on deposits                              6,422              4,932
   Interest expense on borrowings                            1,217                 --
                                                           -------            -------
      Total interest expense                                 7,639              4,932

      Net interest income                                    4,434              4,666

Provision for loan losses                                       20                 30
                                                           -------            -------

      Net interest income after provision
      for loan losses                                        4,414              4,636

Other income:
   Loan fees and service charges                               127                 61
   Gains on sales of loans and investment                       --                 --
   Other income                                                  3                  3
                                                           -------            -------
      Total other income                                       130                 64

Other general and administrative expense:
   Compensation, payroll taxes and fringe benefits             685                681
   Federal insurance premiums                                   18                219
   Office occupancy expense, excluding depreciation            130                114
   Depreciation                                                 73                 52
   Computer services                                            55                 50
   Other expenses                                              211                182
                                                           -------            -------
      Total general and administrative expenses              1,172              1,298

      Net income before taxes                                3,372              3,402

Provision for income taxes:
   Current:
      Federal                                                1,008                912
      State                                                    258                228
   Deferred expense (credit)                                   110                151
                                                           -------            -------
Total provision for income taxes                             1,376              1,291

   Net income                                              $ 1,996            $ 2,111
                                                           =======            =======

Primary earnings per share                                   $0.29              $0.27
                                                             -----              -----
Fully diluted earnings per share                             $0.28              $0.27
                                                             -----              -----
Weighted average shares outstanding                          7,612              7,763
                                                             =====              =====

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                MARCH 31, 1997
                                (In thousands)
                                  (unaudited)


                                              Number
                                              Common               Additional    Unearned
                                              Stock      Common      Paid-in       ESOP       Treasury
                                              Shares     Stock       Capital      Shares        Stock
                                         -------------------------------------------------------------
Balance at December 31, 1995                  7,932      $  86      $83,524      $(6,636)           --
Purchase of treasury stock                     (430)                                            (5,996)
Allocation of ESOP shares                         6                      21           62
Dividend on common stock ($0.05)                 --
Net income                                       --
                                              -----      -----      -------      --------    ----------
Balance at March 31, 1996                     7,508      $  86      $83,545      $(6,574)    $  (5,996)
                                              =====      =====      =======      ========    ==========


Balance at December 31, 1996
Purchase of treasury stock
Allocation of ESOP                            6,784      $  86      $61,063      $(4,454)     $(11,684)
Dividend on common stock ($0.10)               (956)                                           (15,537)
Change in unrealized gain or                      8                      61            60
  loss on securities available for sale,
  net of taxes
Net income
Balance at March 31, 1997

                                              -----      -----      -------       --------    ---------
                                              5,836      $  86      $61,124       $(4,394)    $(27,221)
                                              =====      =====      =======       ========    =========

                                                        Unrealized
                                             MRP        Gain/Loss        Retained
                                            Stock      Net of Taxes      Earnings      Total
                                        --------------------------------------------------------
Balance at December 31, 1995                    --               --      $41,508      $118,482
Purchase of treasury stock                                                              (5,996)
Allocation of ESOP shares                                                                   83
Dividend on common stock ($0.05)                                            (408)         (408)
Net income                                                                 2,111         2,111
                                          --------           ------      -------      --------
Balance at March 31, 1996                       --               --      $43,211      $114,272
                                                                         =======      ========


Balance at December 31, 1996
Purchase of treasury stock
Allocation of ESOP                        $(4,792)                       $46,214       $86,433
Dividend on common stock ($0.10)                                                       (15,537)
Change in unrealized gain or                                                               121
  loss on securities available for sale,                                    (618)         (618)
  net of taxes                                                                              --
Net income
Balance at March 31, 1997                                     (100)                       (100)
                                                                           1,996         1,996
                                          --------           ------      -------       -------
                                          $(4,792)           $(100)      $47,592       $72,295
                                          ========           ======      =======       =======

                           FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                             Three Months Ended         Three Months Ended
                                                                               March 31, 1997             March 31, 1996
                                                                               --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 1,996                    $ 2,111
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation                                                                   73                         51
        Deferred income taxes                                                         109                        152
        Amortization of premiums and accretion of discounts                            66                         (3)
        Provision for loan losses                                                      20                         30
        Compensation expense-allocation of ESOP shares                                121                         83
        Loss on sale of real estate owned                                               5                         --
        Dividend payable                                                               --                       (408)
        Increase or decrease in assets and liabilities
        Accrued interest receivable                                                  (779)                       (54)
        Accrued interest on deposits                                                1,763                      1,307
        Accrued interest on borrowings                                                (32)                        --
        Accrued income taxes                                                        1,039                        913
        Other assets                                                                    4                       (325)
        Other liabilities                                                             211                      1,323
                                                                                  -------                    -------

    Net cash provided by operating activities                                       4,596                      5,180
                                                                                    -----                      -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities, available for sale                         (25,947)                        --
    Purchase of mortgage-backed securities, available for sale                    (61,926)                        --
    Maturity of Federal Funds                                                      45,175                      5,475
    Principal paydowns on mortgage-backed securities, available for sale            2,095                         --
    Net increase in conventional mortgage loans                                   (20,828)                   (24,928)
    Net increase in other loans                                                       (15)                       (73)
    Purchase of Federal Home Loan Bank stock                                       (2,001)                      (990)
    Net proceeds from sale of real estate owned                                        35                         --
    Purchase of premises and equipment                                                (23)                        (8)
                                                                                  -------                    -------

        Net cash used in investing activities                                     (63,435)                   (20,524)
                                                                                  -------                    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts and savings
      accounts                                                                      4,743                      5,498
    Net increase in certificate accounts                                            8,515                     13,082
    Advances by borrowers for taxes and insurance                                     777                      3,693
    Net increase in borrowings                                                     50,000                         --
    Dividend paid                                                                    (713)                        --
    Purchase of treasury stock                                                    (15,537)                    (5,996)
                                                                                  -------                     ------

        Net cash provided by financing activities                                  47,785                     16,277
                                                                                  -------                     ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         (11,054)                       933

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   26,406                     23,722
                                                                                  -------                    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $15,352                    $24,655
                                                                                  =======                    =======

SUPPLEMENTAL DISCLOSURES:
    Cash paid for:
        Interest on deposits and advances by borrowers for
          taxes and insurance                                                     $ 4,659                    $ 3,625
        Income taxes                                                                  266                        181

    Transfer from conventional loans to real estate acquired
      through foreclosure                                                              29                         --
    Increase in additional paid-in capital-ESOP allocation                             61                         21

    Transfers from conventional mortgage loans to conventional
      mortgage loans, available for sale                                           10,065                         --


                           FIRST BELL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary Bell Federal Savings and Loan Association of Bellevue (the "Association"). All significant intercompany transactions have been eliminated in consolidation. The investment in Bell Federal on First Bell's financial statements is carried at the parent company's equity in the underlying net assets.

     The consolidated balance sheet as of March 31, 1997 and related consolidated statements of income, cash flows and changes in stockholders' equity for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1996.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at March 31, 1996 and December 31, 1995.
-------------------------------------------------------------------------

Assets. Total assets increased by $52.8 million, or 8.1% to $709.0 million at March 31, 1997, from $656.2 million at December 31, 1996. The increase in total assets is attributable to increases in mortgage-backed securities, investment securities, conventional mortgage loans, Federal Home Loan Bank stock, and accrued interest receivable. Offsetting these increases were decreases in interest-bearing deposits and federal funds sold. Mortgage-backed securities increased by $59.7 million at March 31, 1997 due to the purchase of $61.9 million of adjustable rate mortgage-backed securities in January, 1997. The Company had no mortgage-backed securities at December 31, 1996. Investment securities increased by $25.9 million or, 173.0% to $40.9 million at March 31, 1997 from $15.0 million at December 31, 1996 due to the purchase of $25.9 million of adjustable rate collateralized mortgage obligations ("CMO's"). Conventional mortgage loans increased by $20.7 million or 3.9% to $550.6 million at March 31, 1997 from $529.9 million at December 31, 1996 as the result of loan demand and competitive rates being offered by the Company. Included in this increase is $10.1 million of loans which have been reclassified as available for sale. These loans have been committed to be sold to the Federal national Mortgage Association in the second quarter of 1997. The proceeds from the sale will be used to purchase additional adjustable rate mortgage-backed securities. Federal Home Loan Bank ("FHLB") stock increased to $6.0 million at March 31, 1997 from $4.0 million at December 31, 1996. This $2.0 million or 50.0% increase was the result of the Association being required by the FHLB to increase the amount of stock held due to the increase in borrowings and the increase in the conventional mortgage loan portfolio. To fund the above increases, interest-bearing deposits decreased by $10.8 million, or 45.1%, to $13.1 million at March 31, 1997 from $23.9 million at December 31, 1996 and federal funds sold were decreased by $45.2 million, or 62.0% to $27.7 million at March 31, 1997 from $72.9 million at December 31, 1996. In addition, the increase in deposits and borrowings were also used to help in the funding of the above mentioned increases. Accrued interest receivable increased by $779,000 or 28.2% to $3.5 million at March 31, 1997 from $2.8 million at December 31, 1996 as the result of the increases the investment in mortgage-backed securities, investment securities and conventional mortgage loans.

     Liabilities. Total liabilities at March 31, 1997 were $636.7 million as compared to $569.8 million at December 31, 1996. This $66.9 million, or 11.8% increase, was the result of increases in deposits, borrowings, advances by borrowers for taxes and insurance, accrued interest on deposits, and accrued income taxes. Total deposits increased by $13.3 million, or 2.7% to $497.2 million at March 31, 1997 from $483.9 million at December 31, 1996. This increase was the result of the favorable rates offered by the Company on its saving products. Borrowings increased by $50.0 million, or 71.4% to $120.0 million at March 31, 1997 from $70.0 million at December 31, 1996. This was the result of the Company undertaking a leverage program in which adjustable rate mortgage-backed securities and CMO's were purchased with the proceeds from the FHLB borrowings. Advances by borrowers for taxes and insurance was $11.6 million at March 31, 1997 as compared to $10.8 million at December 31, 1996. This $777,000, or 7.2% increase was due to the increase in conventional mortgage loans and the collection of such advances for future payments. Accrued interest on deposits increased $1.8 million to $2.3 million at March 31, 1997 from $503,000 at December 31, 1996. This increase is the result of interest on certificate accounts being accrued throughout the year and then being paid in December. Accrued income taxes increased by $1.0 million due to the timing of federal income tax estimate payments.

     Capital. Stockholders' equity decreased by $14.1 million or 16.4% to $72.3 million at March 31, 1997 from $86.4 million at December 31, 1996. The decrease was the result of the purchase of $15.5 million of treasury stock and a dividend of $618,000 declared for stockholders of record on March 31, 1997. The Company purchased 955,400 shares of common stock at an average price per share of $16.26 to be held in Treasury. The treasury shares were purchased to improve the return on equity and shareholder value. In addition, the Company had committed as of March 31, 1997 to purchase an additional 292,125 shares of treasury stock in April of 1997. Offsetting these decreases was net income of $2.0 million.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans, mortgage-backed securities and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

     The primary investing activities of the Company for the three months ended March 31, 1997 was the origination of $34.3 million of conventional mortgage loans and the purchase of $61.9 million of mortgage-backed securities and $25.9 million of CMO's. The most significant source of funds for the three months ended March 31, 1997 were the increase in deposits of $13.3 million, the $50.0 million increase in borrowings and the $15.6 million in principal repayments and prepayments of conventional mortgage loans and mortgage-backed securities.

     The Association is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by Office of Thrift Supervision regulations. The minimum required liquidity and short term liquidity ratios are currently 5.0% and 1.0% respectively. The Association's average liquidity and average short-term liquidity ratios were 14.9% and 13.8% at March 31, 1997. The Association's most liquid assets are cash, federal funds sold and short-term investments. The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 1997, assets qualifying for short term liquidity, including cash and short term investments, totalled $53.1 million.

     At March 31, 1997, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision. The Association's tangible, core and risk-based capital ratios were 9.2%, 9.2% and 21.4%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Three Months ended March 31, 1997
-----------------------------------------------------------------------------
and 1996.
--------

     General. Net income for the three months ended March 31, 1997 decreased by $115,000 or 5.4% to $2.0 million from $2.1 million for the three months ended March 31, 1996. This decrease was the result of net interest income decreasing by $232,000 and taxes increasing by $85,000. Offsetting the reduction to net income was an increase of $66,000 in other income and a decrease in other expenses of $126,000.

     Interest Income. Interest income for the three months ended March 31, 1997 increased by $2.5 million or 25.8% to $12.1 million from $9.6 million for the three months ended March 31, 1996. This increase was the result of increases in interest income on conventional mortgage loans, mortgage-backed securities, investment securities, and an increase in dividends on FHLB stock. Offsetting these increases was a decrease in interest earned on federal funds sold. Interest income on conventional mortgage loans was $10.0 million for the three months ended at March 31, 1997 as compared to $8.2 million for the three months ended March 31, 1996. The $1.8 million or 21.2% increase was the result of the average balance on conventional mortgage loans increasing by $113.7 million or 26.6% to $541.4 million at March 31, 1997 from $427.7 million at March 31, 1996. Average balances are based on month end balances for the respective periods. Reducing the impact of the increase in average conventional mortgage loan balance was a 33 basis point decline in the average rate earned on conventional mortgage loans from March 31, 1996 to March 31, 1997. Interest on mortgage-backed securities for the three months ended March 31, 1997 was $772,000 as compared to zero for the three months ended March 31, 1996. This increase was the result of the purchase of $61.9 million of adjustable rate mortgage-backed securities. Interest on investment securities increased by $297,000 or 87.9% to $635,000 for the three months ended March 31, 1997 from $338,000 for the three months ended March 31, 1996. This increase was the result of the purchase of $25.9 million in CMO's during the first quarter of 1997. Dividends on FHLB stock increased by $28,000 or 58.3% to $76,000 for the three months ended March 31, 1997 from $48,000 for the comparable 1996 period. This was the result of the average balance in FHLB stock increasing by $2.0 million or 59.7% to $5.3 million at March 31, 1997 from $3.3 million at March 31, 1996. Offsetting these increases was a decrease in federal funds sold of $343,000 or 50.3%. This decrease was the result of the average balance in federal funds sold decreasing by $23.6 million or 48.4% to $25.2 million at March 31, 1997 from $48.8 million at March 31, 1996.

     Interest Expense. Interest expense increased by $2.7 million or 54.9% to $7.6 million for the three months ended March 31, 1997 as compared to $4.9 million for the related 1996 period. This increase was the result of increases in interest expense on both deposits and borrowings for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Interest expense on deposits rose $1.5 million or 30.2% to $6.4 million for the three months ended March 31, 1997 from $4.9 million for the comparable 1996 period. This increase was the result of the average balance on deposits and advances by borrowers for taxes and insurance increasing by $97.4 million or 23.8% to $507.4 million at March 31, 1997 from $410.0 million at March 31, 1996. Also contributing to the increase in interest expense on deposits was a 25 basis points increase in the average rate earned by depositors. The average rate rose to 5.06% for the three months ended March 31, 1997 from 4.81% for the three months ended March 31, 1996. Interest expense on borrowing was $1.2 million for the three months ended March 31, 1997. There were no borrowings for the comparable 1996 period.

     Net Interest Income. Net interest income decreased by $232,000 or 5.0% to $4.4 million for the three months ended March 31, 1997 from $4.7 million for the three months ended March 31, 1996. This decrease was the result of interest and dividend income increasing by $2.5 million while interest expense increased $2.7 million.

     Provision for Loan Losses. A $20,000 provision for loan losses was recorded for the three months ended March 31, 1997 as compared to $30,000 for the three months ended March 31, 1996. The additional provision was recorded as the result of the continued growth in the conventional mortgage loans portfolio. At March 31, 1997, non-performing assets were $635,000 compared to $629,000 at December 31, 1996. At March 31, 1997, the allowance for loan losses equalled 107.9% of total non-performing assets, as compared to 105.7% as of December 31, 1996. For the three months ended March 31, 1997 and 1996, no loans were charged off. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 1997.

     Other Income. Other income increased $66,000 or 103.1% to $130,000 for the three months ended March 31, 1997 from $64,000 for the comparable 1996 period. This increase was the result of loan fees and service charges increasing by $66,000.

     General and Administrative Expenses. General and administrative expenses decreased by $126,000 or 9.7% to $1.2 million for the three months ended March 31, 1997 from $1.3 million for the three months ended March 31, 1996. The decrease is due to a decrease in federal insurance premiums offset by increases in office occupancy, depreciation and other expenses.

Federal insurance premiums decreased by $201,000 or 91.8% to $18,000 for the three months ended March 31, 1997 from $219,000 for the three months ended March 31, 1996. This decrease was the result of the Saving Association Insurance Fund ("SAIF") reducing the premiums for deposit insurance in 1997 to 6.5 basis points per $100 of deposits from 23 basis points per $100 of deposits charged during the first quarter of 1996. In addition, there was $57,000 credit received in the first quarter of 1997 for an overcharge of the premium paid during the fourth quarter of 1996. Office occupancy expense expense was $130,000 for the three months ended March 31, 1997 compared to $114,000 for the three months ended March 31, 1996. This $16,000 or 14.0% increase was due to rent paid on our downtown office. The downtown office was moved to a new location in 1996. The previous office was owned by the Company. Depreciation increased $21,000 or 40.4% for the three months ended March 31, 1997 to $73,000 from $52,000 for the comparable 1996 period. This increase was the result of a full year of depreciation being charged in 1997 for the new computer system installed in 1996. One half year of depreciation was charged in 1996. Other expenses were $211,000 for the three months ended March 31, 1997 compared to $182,000 for the three months ended March 31, 1996. This $29,000 or 15.9% increase is due to additional expenses associated with being a public company.

     Income Taxes. Even though net income before taxes was slightly less for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, income taxes increased by $85,000 or 6.6%. This is the result of the Company being in a higher tax bracket in 1997. Overall, the annualized effective tax rate for the periods ended March 31, 1997 and 1996 were 40.8% and 37.9%, respectively.

     New Accounting Pronouncement. The Financial Accounting Standard Board ("FASB") recently issued FASB 128, Earnings per Share, and FASB 129, Disclosure of Information about Capital Structure, which are effective for financial statements for both interim and annual periods ending after December 15, 1997. FASB 128 establishes standards for computing and presenting earnings per share
(EPS). It simplifies the standards for computing EPS and makes them comparable to international EPS. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic and diluted EPS would have been $.30 and $.29, respectively, as of March 31, 1997 and $.27 for basic and diluted at March 31, 1996. In reviewing FASB 129, management anticipates that the effect on the financial statements of the adoption of this standard will not be material.

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

                Exhibit 4.0  - Stock Certificate of First Bell Bancorp, Inc.*

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


                                        FIRST BELL BANCORP, INC.
                                        (Registrant)




Date: May 14, 1997                      /s/ Albert H. Eckert, II
      ---------------------------       ----------------------------------------
                                        Albert H. Eckert, II
                                        President and Chief Executive Officer




Date: May 14, 1997                      /s/ Jeffrey M. Hinds
      ---------------------------       ----------------------------------------
                                        Jeffrey M. Hinds
                                        Executive Vice President and
                                        Chief Financial Officer (Principal
                                                 Accounting Officer)