Form 10-Q
period 1997-06-30
FIRST BELL BANCORP INC
filed 1997-08-14
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      251752651
-------------------------------                      -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)


300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE          19801
------------------------------------------------------       ----------
      (Address of principal executive offices)               (Zip Code)

                                (302) 427-7883
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,510,625 shares of common stock, par value $.01 per share, were outstanding as of June 30, 1997.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                 PAGE
                                                                                 ----
PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets June 30, 1997 (unaudited)
               and December 31, 1996 (audited)...............................      2

               Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1997
               and 1996, (unaudited).........................................      3

               Consolidated Statements of Changes in Stockholder's Equity
               for the Six Months Ended June 30, 1997 and 1996, (unaudited)..      4

               Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1997 and 1996, (unaudited)...........................      5


               Notes to Unaudited Consolidated Financial Statements..........      6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................      6

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.............................................     12

     Item 2    Changes in Securities.........................................     12

     Item 3    Defaults Upon Senior Securities...............................     12

     Item 4    Submission of Matters to a Vote of Security Holders...........     12

     Item 5    Other Information.............................................     13

     Item 6    Exhibits and Reports on Form 8-K..............................     13

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              1997              1996
                                                                                          -----------        ------------
                                                                                          (unaudited)         (audited)
ASSETS:
Cash:
  Cash on-hand.........................................................................    $    860           $    980
  Non-interest-bearing deposits........................................................       1,345              1,554
  Interest-bearing deposits............................................................      25,993             23,872
                                                                                            -------            -------
    Total cash.........................................................................      28,198             26,406
Mortgage-backed securities held for sale, at fair value (cost of $64,581
 and $0 at June 30, 1997 and December 31, 1996, respectively)..........................      65,291                 --
Federal funds sold.....................................................................       1,600             72,875
Investment securities held to maturity - at cost (fair value of $10,303 and
 $15,429 at June 30, 1997 and December 31, 1996, respectively).........................       9,969             14,964
Investment securities held for sale, at fair value (cost of $25,928 and
 0 at June 30, 1997 and December 31, 1996, respectively)...............................      26,165                 --
Conventional mortgage loans - net of allowance for
 loan losses of $715 and $665 at June 30, 1997 and
 December 31, 1996, respectively.......................................................     557,606            529,866
Conventional mortgage loans, held for sale.............................................       9,982                 --
Other loans, net.......................................................................         887                949
Real estate owned......................................................................          94                229
Properties and equipment, net..........................................................       3,608              3,692
Federal Home Loan Bank stock, at cost..................................................       5,900              3,999
Accrued interest receivable............................................................       3,633              2,758
Other assets...........................................................................       1,433                445
                                                                                           --------          ---------
   Total assets........................................................................    $714,366           $656,183
                                                                                           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
  Passbook, club and other accounts....................................................    $ 67,948           $ 66,486
  Money market and NOW accounts........................................................      46,587             44,661
  Certificate accounts.................................................................     395,693            372,794
                                                                                           --------           --------
    Total deposits.....................................................................     510,228            483,941

Borrowings.............................................................................     108,000             70,000
Advances by borrowers for taxes and insurance..........................................      15,739             10,822
Accrued interest on deposits...........................................................       4,028                503
Accrued interest on borrowings.........................................................         376                191
Accrued income taxes...................................................................         155                 81
Deferred income tax liability..........................................................       1,591              1,244
Dividend payable on common stock.......................................................         588                713
Other liabilities......................................................................       3,487              2,255
                                                                                           --------           --------
   Total liabilities...................................................................     644,192            569,750

Stockholders' equity:
  Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
   no shares issued or outstanding)....................................................          --                 --
  Common stock ($0.01 par value; 20,000,000 shares authorized;
   8,596,250 issued; 6,510,625 outstanding at June 30, 1997
   7,758,150 outstanding at December 31, 1996..........................................          86                 86
  Paid-in capital......................................................................      61,200             61,063
  Unearned ESOP shares (613,668 and 629,622 shares at June 30, 1997
   and December 31, 1996, respectively)................................................      (4,344)            (4,454)
  Unearned MRP shares (307,528 and 343,850 shares at June 30, 1997 and
   December 31, 1996, respectively)....................................................      (4,290)            (4,792)
  Treasury stock (2,085,625 shares and 838,100 shares at June 30,
   1997 and December 31, 1996, respectively)...........................................     (32,078)           (11,684)
  Unrealized gain or loss on securities held for sale, net of taxes....................          99                 --
  Retained earnings....................................................................      49,501             46,214
                                                                                           --------           --------
Total Stockholders' Equity.............................................................      70,174             86,433

Total Liabilities and Stockholders' Equity.............................................    $714,366           $656,183
                                                                                           ========           ========

                            FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                     THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED          ENDED          ENDED
                                                     JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                                     -------------  -------------  -------------  -------------
Interest income:
 Conventional mortgage loans                               $10,425        $ 9,147        $20,390        $17,373
 Interest-bearing deposits                                     311            108            579            393
 Mortgage-backed securities                                    882             --          1,654             --
 Federal funds sold                                            137            552            476          1,234
 Investment securities                                         666            330          1,301            668
 Other loans                                                    17             18             35             37
 Federal Home Loan Bank stock                                   95             64            171            111
                                                           -------        -------        -------        -------
   Total interest and dividend income                       12,533         10,219         24,606         19,816

 Interest expense on deposits                                6,672          5,180         13,094         10,112
 Interest expense on borrowings                              1,651             --          2,868             --
                                                           -------        -------        -------        -------
   Total interest expense                                    8,323          5,180         15,962         10,112

   Net interest income                                       4,210          5,039          8,644          9,704

Provision for loan losses                                       30             30             50             60
                                                           -------        -------        -------        -------

   Net interest income after provision
   for loan losses                                           4,180          5,009          8,594          9,644

Other income:
 Loan fees and service charges                                 112            203            239            404
 Gain on sale of loans                                         258             --            258             --
 Miscellaneous income                                           40              6             43              8
                                                           -------        -------        -------        -------
   Total other income                                          410            209            540            412

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits               718            668          1,403          1,349
 Federal insurance premiums                                     80            227             98            447
 Office occupancy expense, excluding depreciation              128            117            258            230
 Depreciation                                                   74             65            147            116
 Computer services                                              54             52            109            102
 Other expenses                                                245            249            456            569
                                                           -------        -------        -------        -------
   Total general and administrative expense                  1,299          1,378          2,471          2,813

Net Income before provision for income taxes                 3,291          3,840          6,663          7,243

Provision for income taxes:
 Current:
   Federal                                                     951          1,022          1,959          1,934
   State                                                       256            261            514            489
 Deferred expense (credit)                                     170            262            280            414
                                                           -------        -------        -------        -------
Total provision for income taxes                             1,377          1,545          2,753          2,837

 Net income                                                $ 1,914        $ 2,295        $ 3,910        $ 4,406
                                                           =======        =======        =======        =======

Primary earnings per share                                   $0.32          $0.31          $0.60          $0.58
                                                           -------        -------        -------        -------
Fully diluted earnings per share                             $0.31          $0.31          $0.59          $0.58
                                                           -------        -------        -------        -------
Weighted average shares outstanding                          6,517          7,511          7,061          7,633
                                                           =======        =======        =======        =======

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                       Number
                                       Common          Additional  Unearned                     Unrealized
                                       Stock   Common   Paid-in      ESOP    Treasury   MRP      Gain/Loss    Retained
                                       Shares  Stock    Capital     Shares    Stock    Stock    Net of Taxes  Earnings    Total
                                       ------  ------  ----------  --------  --------  -------  ------------  ---------  --------
Balance at December 31, 1995            7,932  $86     $83,524     $(6,636)        --        --     --        $41,508    $118,482
Purchase of treasury stock               (430)                                 (5,996)                                     (5,996)
Allocation and adjustments of ESOP
 shares                                    12               61         129                                                    190
Dividend on common stock ($0.10)           --                                                                    (817)       (817)
Net income                                 --                                                                   4,406       4,406
                                       ------  ---     -------     --------  --------  --------    ---        -------    --------
Balance at June 30, 1996                7,514  $86     $83,585     $(6,507)  $ (5,996)       --     --        $45,097    $116,265
                                       ======  ===     =======     =======   ========  ========    ===        =======    ========

Balance at December 31, 1996            6,784  $86     $61,063     $(4,454)  $(11,684)  $(4,792)              $46,214    $ 86,433
Purchase of treasury stock             (1,247)                                (20,394)                                    (20,394)
Allocation and adjustments
 of MRP shares                             36                8                              502                   581       1,091
Allocation of ESOP                         16              129         110                                                    239
Dividend on common stock ($0.20)                                                                               (1,204)     (1,204)
Change in unrealized gain or
 loss on securities available for                                                                                              --
 sale, net of taxes                                                                                 99                         99
Net income                                                                                                      3,910       3,910
                                       ------  ---     -------     -------   --------   -------    ---        -------    --------
Balance at June 30, 1997                5,589  $86     $61,200     $(4,344)  $(32,078)  $(4,290)   $99        $49,501    $ 70,174
                                       ======  ===     =======     =======   ========   =======    ===        =======    ========

                           FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                                   JUNE 30, 1997      JUNE 30, 1996
                                                                                 -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  3,910           $  4,406
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                                              147                116
    Deferred income taxes                                                                     280                414
    Amortization of premiums and accretion of discounts                                       112                 (6)
    Provision for loan losses                                                                  50                 60
    Compensation expense-allocation of ESOP and MRP shares                                    513                453
    Gain on sale of real estate owned                                                         (31)                --
    Gain on sale of conventional mortgage loans                                              (258)                --
    Net proceeds from sale of conventional mortgage loans                                  19,839                 --
    Dividend payable                                                                           --               (409)
    Increase or decrease in assets and liabilities
      Accrued interest receivable                                                            (875)              (295)
      Accrued interest on deposits                                                          3,525              2,598
      Accrued interest on borrowings                                                          185                 --
      Accrued income taxes                                                                     74                 25
      Other assets                                                                           (988)              (483)
      Other liabilities                                                                     1,469              1,202
                                                                                         --------           --------

  Net cash provided by operating activities                                                27,951              8,081
                                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities, held for sale                                        (25,947)                --
  Purchase of mortgage-backed securities, held for sale                                   (71,545)                --
  Maturity of Federal Funds                                                                71,275             21,900
  Maturity of investment securities held to maturity                                        5,000                 --
  Principal paydowns on mortgage-backed securities, held for sale                           6,087                 --
  Net increase in conventional mortgage loans                                             (57,447)           (85,311)
  Net increase in other loans                                                                  62                (39)
  Purchase of Federal Home Loan Bank stock                                                 (1,901)              (990)
  Net proceeds from sale of real estate owned                                                 260                178
  Purchase of premises and equipment                                                          (63)              (276)
                                                                                         --------           --------

    Net cash used in investing activities                                                 (74,219)           (64,538)
                                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts and savings
   accounts                                                                                 3,388              4,291
  Net increase in certificate accounts                                                     22,899             37,949
  Increase in advances by borrowers for taxes and insurance                                 4,917              5,282
  Net increase in borrowings                                                               38,000                 --
  Dividend paid                                                                              (750)              (408)
  Purchase of treasury stock                                                              (20,394)            (5,996)
                                                                                         --------           --------

    Net cash provided by financing activities                                              48,060             41,118
                                                                                         --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,792            (15,339)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           26,406             23,722
                                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 28,198           $  8,383
                                                                                         ========           ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                                 $  9,569           $  3,625
    Income taxes                                                                            2,424                181

 Transfer from conventional loans to real estate acquired through foreclosure                  94                 --
 Increase in additional paid-in capital-ESOP and MRP allocation                               136                 21
 Transfers from conventional mortgage loans to conventional mortgage loans,
  held for sale                                                                            29,989                 --

                           FIRST BELL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

  The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and 1996 and related consolidated statements of cash flows and changes in stockholders' equity for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1996.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at June 30, 1997 and December 31, 1996.
------------------------------------------------------------------------

Assets. Total assets increased by $58.2 million, or 8.9% to $714.4 million at June 30, 1997 from $656.2 million at December 31, 1996. The increase in total assets is the result of increases in conventional mortgage loans, mortgage-backed securities, investment securities, Federal Home Loan Bank ("FHLB") stock, accrued interest receivable and interest-bearing deposits offset by a decline in Federal Funds Sold. Conventional mortgage loans increased $37.7 million or 7.1% to $567.6 million at June 30, 1997 from $529.9 million at December 31, 1996. This increase in attributable to $89.1 million in conventional mortgage loans originated in the first six months of 1997 offset by the sale of $20.0 million of conventional mortgage loans and $22.0 million in payments and prepayments.
In addition, $10.0 million of conventional mortgage loans were classified as held for sale at June 30, 1997. These loans have been committed to be sold to the Federal National Mortgage Association in the third quarter of 1997. Mortgage-backed securities increased $65.3 million at June 30, 1997, from December 31, 1996, due to the purchase of adjustable rate mortgage-backed securities during the first six months of 1997. In addition, the Company had committed to purchase an additional $20.1 million of adjustable rate mortgage-backed securities as of June 30, 1997. The Company had no mortgage-backed securities at

December 31, 1996. Investment securities increased by $21.2 million, or 141.5% to $36.1 million at June 30, 1997 from $14.9 million at December 31, 1996. The increase was due to the purchase of $25.9 million of adjustable rate Collateralized Mortgage Obligations ("CMO's") offset by the maturity of a $5.0 million Treasury bond. Federal Home Loan Bank stock increased to $5.9 million at June 30, 1997 from $4.0 million at December 31, 1996. The $1.9 million or 47.5% increase was the result of the Association being required by the Federal Home Loan Bank to increase the amount of stock held due to increases in borrowings and the conventional mortgage loan portfolio. Accrued interest receivable increased by $875,000 or 31.7% to $3.6 million at June 30, 1997 from $2.8 million at December 31, 1996. This increase was the result of increases in conventional mortgage loans, mortgage-backed securities and investment securities. Interest-bearing deposits increased to $26.0 million at June 30, 1997 from $23.9 million at December 31, 1996. The $2.1 million or 8.9% increase was the result of normal fluctuations from the operation of the Company. Offsetting the above increases was a decrease in Federal Funds Sold of $71.3 million or 97.8% to $1.6 million at June 30, 1997 from $72.9 million at December 31, 1996. This reduction in Federal Funds Sold was used to fund the above described increases.

Liabilities. Total liabilities increased by $74.4 million or 13.1% to $644.2 million at June 30, 1997 from $569.8 million at December 31, 1996. The increase is the result of increases in deposits, borrowings, advances by borrowers for taxes and insurance, accrued interest on deposits and borrowings and other liabilities. Total deposits increased by $26.3 million or 5.4% to $510.2 million at June 30, 1997 from $483.9 million at December 31, 1996. This increase was the result of the favorable rates offered by the Company on its savings products. Borrowings increased to $108.0 million at June 30, 1997 from $70.0 million at December 31, 1996. The $38.0 million or 54.3% increased was the result of an additional $50.0 million borrowed in the first quarter of 1997 reduced by the subsequent repayment of $12.0 million during the second quarter of 1997. Advances by borrowers for taxes and insurance increased to $15.7 million at June 30, 1997 from $10.8 million at December 31, 1996. The $4.9 million or 45.4% increase was the result of an increase in conventional mortgage loans and the collection of such advances for future payments. Accrued interest on deposits and borrowings increased by $3.7 million or 534.6% to $4.4 million at June 30, 1997 from $694,000 at December 31, 1996. This increase is attributable to the timing of interest payments on certificate accounts and an increase in the balance of borrowings. Other liabilities increased by $1.2 million or 54.6% to $3.5 million at June 30, 1997 from $2.3 million at December 31, 1996. This increase is primarily the result of borrower's deposits on construction loans increasing due to an increase in construction loans in process in the first six months of 1997.

Capital. Stockholders' equity decreased by $16.3 million or 18.8% to $70.1 million at June 30, 1997 from $86.4 million at December 31, 1996. The decrease was the result of dividends paid of $1.2 million and the purchase of 1.2 million shares of common stock for $20.4 million. The average price per share paid for these 1.2 million shares, which were placed in Treasury, was $16.34. Offsetting these decreases was net income of $3.9 million for the six months ended June 30, 1997, MRP and ESOP share allocations and adjustments totaling $1.3 million and unrealized gains on investment held for sale, net of taxes of $99,000.

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

  The primary investing activities of the Company for the six months ended June 30, 1997 was the origination of $89.1 million of conventional mortgage loans and the purchase of $71.5 million of adjustable rate mortgage-backed securities and $25.9 million of adjustable rate CMO's. Sources of funds for the six months ended June 30, 1997 were the increase in deposits of $26.3 million, the $38.0 million increase in borrowings, $20.0 million in proceeds from the sale of loans, $28.1 million in principal repayments and prepayments of conventional mortgage loans and mortgage-backed securities and $5.0 million from the maturity of a Treasury bond.

  The Association is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Association's average liquidity and average short-term liquidity ratios were 9.7% and 8.7% at June 30, 1997. The Association's most liquid assets are cash and short-term investments. The levels of the Association's liquid assets are dependent upon the Association's operating, financing, lending and investing activities during any given period. At June 30, 1997, assets qualifying for short-term liquidity, including cash and short term investments, totalled $33.0 million.

  At June 30, 1997, the Association's capital exceeded all of the capital requirements of the OTS. The Association's tangible, Tier I capital (to total assets) and Tier I Capital (to risk-based capital) ratios were 9.5%, 9.5% and 21.9%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Six and Three Months ended June 30,
-------------------------------------------------------------------------------
1997 and 1996.
-------------

  General. Net income for the six months ended June 30, 1997 decreased by $496,000 or 11.3% to $3.9 million for the six months ended June 30, 1997 from $4.4 million for the comparable 1996 period. This decline was the result of net interest income decreasing by $1.1 million to $8.6 million for the six months ended June 30, 1997 from $9.7 million for the six months ended June 30, 1996. Offsetting the decrease in net interest income was an increase in other income of $128,000 and a decrease in general and administrative expenses of $342,000.

  For the second quarter of 1997, net income declined by $381,000 or 16.6% to $1.9 million for the quarter as compared to $2.3 million for the second quarter of 1996. Again, this was the result of a decline in net interest income offset by an increase in other income and a decrease in general and administrative expenses and taxes.

  Interest Income. Interest income for the six months ended June 30, 1997 was $24.6 million compared to $19.8 million for the six months ended June 30, 1996. The $4.8 million or 24.2% increase was the result of increases in interest income on conventional mortgage loans, mortgage-backed securities, investment securities and interest-bearing deposits and in dividends on FHLB stock. Offsetting these increases was a decrease in interest earned on Federal Funds Sold. Interest income on conventional mortgage loans increased by $3.0 million or 17.4% to $20.4 million for the six months ended June 30, 1997 from $17.4 million for the comparable 1996 period. This increase was the result of the average balance of conventional mortgage loans increasing by $97.8 million or 21.5% to $551.9 million for the six months ended June 30, 1997 from $454.1 million for the six months ended at June 30, 1996. Average balances are based on month end balances for the respective periods. Interest income on mortgage-backed securities was $1.7 million for the six months ended June 30, 1997 compared to zero for the comparable 1996 period. This increase was the result of the purchase of $71.5 million in adjustable rate mortgage-backed securities. Interest income earned on investment securities was $1.3 million for the six months ended June 30, 1997 compared to $668,000 for the six months ended June 30, 1996. The $663,000 or 94.8% increase was the result of the purchase of $25.9 million in CMO's. Interest on interest-bearing deposits increased $186,000 or 47.3% to $579,000 for the six months ended June 30, 1997 from $393,000 for the six months ended June 30, 1996. This increase was the result of the average balance in interest bearing deposits increasing by $7.6 million or 57.0% to $21.0 million for the six months ended at June 30, 1997 from $13.4 million for the six months ended at June 30, 1996. Dividends on FHLB stock increased by $60,000 or 54.1% to $171,000 for the six months ended June 30, 1997 from $111,000 for the same 1996 period. This increase was the result of the additional $1.9 million of FHLB stock held by the Company in the 1997 period. Interest income on federal funds sold decreased by $758,000 or 61.4% to $476,000 for the six months ended June 30, 1997 from $1.2 million for the comparable 1996 period. This decrease was the result of the average balance falling to $16.8 million for the six months at June 30, 1997 from $43.8 million for the six months ended June 30, 1996.

  Interest income for the second quarter of 1997 was $12.5 million compared to $10.2 million for the comparable 1996 period. The $2.3 million or 22.6% increase was the result of increases in interest income earned on conventional mortgage loans, mortgage-backed securities, investment securities, interest bearing deposits and dividends on FHLB stock. In addition, interest earned on federal funds sold declined. Interest income earned on conventional mortgage loans increased $1.3 million or 14.0% to $10.4 million for the three months ended June 30, 1997 from $9.1 million for the three months ended June 30, 1996. This increase was the result of the average balance in conventional mortgage loans increasing $81.8 million or 17.0% to $562.4 million for the three months ended June 30, 1997 from $480.6 million for the three months ended June 30, 1996. Interest on mortgage-backed securities was $882,000 for the three months ended June 30, 1997, compared to zero for the same 1996 period. This was due to the purchase of adjustable rate mortgage-backed securities during 1997.
Interest on investment securities for the three months ended June 30, 1997 was $666,000 compared to $330,000 for the three months ended June 30, 1996. The $336,000 or 101.8% increase was the result of the purchases of the CMO's. Interest on interest-bearing deposits increased by $203,000 or 188.0% to $311,000 for the three months ended June 30, 1997 from $108,000 for the comparable 1996 period. This increase was the result of the average balance rising from $5.8 million for the three months ended June 30, 1996 to $23.7 million for the three months ended June 30, 1997. Dividend income on FHLB stock increased $31,000 or 48.4% as the result of the additional purchase of FHLB stock. Due to the decline in the average balance of federal funds sold from $38.8 million for the three months ended June 30, 1996 to $8.5 million for the three months ended June 30, 1997, interest income on federal funds sold dropped by $415,000 or 75.2% to $137,000 from $552,000 for the three months ended June 30, 1997 and 1996, respectively.

  Interest Expense. Interest expense for the six months ended June 30, 1997 increased $5.9 million or 57.9% to $16.0 million from $10.1 million for the comparable 1996 period. This increase was the result of a rise in both interest on deposits and borrowings. Interest expense on deposits for the six months ended June 30, 1997 was $13.1 million compared to $10.1 million for the six months ended June 30, 1996. This $3.0 million or 29.5% increase is due primarily to an increase of $87.9 million or 29.5% in the average balance of certificate accounts. Also contributing to the increase was a 21 basis points increase on the average yield paid on certificate accounts. Interest expense on borrowings was $2.9 million for the six months ended June 30, 1997. This was the result of the leverage program undertaken during the fourth quarter of 1996 and completed in 1997 in which the proceeds were invested in adjustable rate securities.

  Interest expense for the three months ended June 30, 1997 was $8.3 million compared to $5.2 million for the three months ended June 30, 1996. The $3.1 million or 60.7% increase was the result of an increase in both the interest expense on deposits and borrowings. Interest expense on deposits increased by $1.5 million or 28.8% to $6.7 million for the three months ended June 30, 1997 from $5.2 million for the three months ended June 30, 1996. Again, this was primarily the result of the average balance on certificate accounts rising to $391.0 million for three months ended June 30, 1997 from $309.4 million for the comparable 1996 period and a 31 basis points increase on the average cost of certificate accounts. In addition, interest expense on borrowings was $1.7 million for the three months ended June 30, 1997. This was the result of the leverage program discussed previously.

  Net Interest Income. Net interest income decreased to $8.6 million and $4.2 million for the six and three month periods ended June 30, 1997 as compared to $9.7 million and $5.0 million for the comparable 1996 periods. This was the result of interest expense rising $1.1 million and $829,000 more than interest income for the six and three month periods ended June 30, 1997 and 1996.

  Provision for Loan Losses. A $50,000 provision for loan losses was recorded for the six months ended June 30, 1997 as compared to $60,000 for the six month period ended June 30, 1996. A $30,000 provision was recorded for the three month period ended June 30, 1997 and 1996. The additional provision was recorded as the result of the continued growth in the conventional mortgage loans portfolio. At June 30, 1997, non-performing assets were $485,000 compared to $629,000 at December 31, 1996. At June 30, 1997, the allowance for loan losses equalled 147.4% of total non-performing assets, as compared to 105.7% as of December 31, 1996. For the three and six month periods ended June 30, 1997 and 1996, no loans were charged off. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 1997.

  Other Income. Other income increased by $128,000 or 31.1% to $540,000 for the six month period ended June 30, 1997 from $412,000 for the six month period ended June 30, 1996. In addition, other income increased by $201,000 or 96.2% to $410,000 for the three months ended June 30, 1997 from $209,000 for the three month period ended June 30, 1996. The increases were the result of a gain on the sale of loans of $258,000 and a gain on the sale of real estate owned of $31,000. Offsetting these gains was a decline in loan fees and service charges.

  General and Administrative Expenses. General and administrative expenses declined by $342,000 or 12.2% to $2.5 million for the six month period ended June 30, 1997 from $2.8 million for the six month period ended June 30, 1996. This decrease was primarily the result of a decline in federal insurance premiums offset by an increase in compensation, payroll taxes and fringe benefits. Federal insurance premiums declined by $349,000 or 78.1% to $98,000 for the six months ended June 30, 1997 from $447,000 for the six months ended June 30, 1996. The decrease in federal insurance premiums was the result of the Saving Association Insurance Fund ("SAIF") reducing the premiums for deposit insurance in 1997 to 6.5 basis points per $100 of deposits from 23 basis points per $100 of deposits during the first six months of 1996. In addition, there was a $57,000 credit received in the first quarter of 1997 for an overcharge of the premium paid during the fourth quarter of 1996. Compensation, payroll taxes and fringe benefits increased by $54,000 or 4.0% to $1.4 million for the six months ended June 30, 1997 from $1.3 million for the comparable 1996 period.

General and administrative expenses declined by $79,000 or 5.7% for the three months ended June 30, 1997 to $1.3 million from $1.4 million for the three months ended June 30, 1996. Again, this was primarily the result of a decrease in federal insurance premiums offset by an increase in compensation, payroll taxes and fringe benefits.

  Income Taxes. Income taxes decreased by $84,000 or 3.0% for the six months ended June 30, 1997 from the comparable 1996 period. This was the result of net income before taxes decreasing by $580,000 or 8.0% to $6.6 million for the six months ended June 30, 1997 from $7.2 million for the six months ended June 30, 1996 The annualized effective income tax rate for the periods ended June 30, 1997 and 1996 were 41.3% and 39.2%, respectively.

  Income taxes for the three months ended June 30, 1997 was $1.4 million compared to $1.5 million for the three months ended June 30, 1996. Again, this $168,000 or 10.9% decrease was the result of a lower net income before taxes for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and the change in the effective federal income tax rate.

  New Accounting Pronouncement. The Financial Accounting Standard Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997.

SFAS 128 establishes standards for computing and presenting earnings per share
(EPS). It simplifies the standards for computing EPS and makes them comparable to international EPS. It replaces the presentation of primary EPS with a presentation of basic EPS. If SFAS 128 had been adopted, basic and diluted EPS would have been $.34 and $.32, respectively, for the three months ended June 30, 1997 and $.64 and $.61, respectively for the six months ended June 30, 1997. Basic and diluted EPS would have been $.32 and $.31, respectively for the three months ended June 30, 1996 and $.60 and $.59 respectively for the six months ended June 30, 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Holding Company held an Annual Meeting of Stockholders on April 28, 1997.

      (b) The names of each Director elected at the Annual Meeting for three year terms ending in the year 2000 and votes cast are as follows:

                                    For     Withheld
                                 ---------  --------

         Albert H. Eckert, II    6,986,095    50,314
         William S. McMinn       6,995,304    41,105
         Jack W. Schweiger       6,992,589    43,820

         The names of the Directors whose term of office continued after the Annual Meeting are as follows:

         Thomas J. Jackson, Jr.               David F. Figgins
         Robert C. Baierl                     Peter E. Reinert
         Jeffrey M. Hinds                     Theodore R. Dixon

     (c) A brief description of each matter voted on and the number of yes and no votes cast:

         (i) Ratification of Deloitte & Touche LLP as independent auditor of First Bell Bancorp, Inc. for the fiscal year ending December 31, 1997.

                     For       Against       Abstain
                    -----      -------       -------

                  6,977,780     50,925        7,704

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

       (b)  Reports on Form 8-K

          None
_______________________
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:                               /s/  Albert H. Eckert, II
                                    --------------------------------------
                                    Albert H. Eckert, II
                                    President and Chief Executive Officer



Date:                               /s/ Jeffrey M. Hinds
                                    --------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and Chief
                                    Financial Officer (Principal Accounting
                                    Officer)