Form 10-Q
period 1997-09-30
FIRST BELL BANCORP INC
filed 1997-11-13
CIK 932697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,510,625 shares of common stock, par value $.01 per share, were outstanding as of September 30, 1997.

                            FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                   PAGE
                                                                                   ----
PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets September 30, 1997 (unaudited)
               and December 31, 1996 (audited)...................................   2

               Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 1997
               and 1996, (unaudited).............................................   3

               Consolidated Statements of Changes in Stockholder's Equity
               for the Nine Months Ended September 30, 1997 and 1996, (unaudited)   4

               Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1997 and 1996, (unaudited)..........................   5

               Notes to Unaudited Consolidated Financial Statements..............   6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................   7

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.................................................  12

     Item 2    Changes in Securities.............................................  12

     Item 3    Defaults Upon Senior Securities...................................  12

     Item 4    Submission of Matters to a Vote of Security Holders...............  13

     Item 5    Other Information.................................................  13

     Item 6    Exhibits and Reports on Form 8-K..................................  13

SIGNATURES

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1997            1996
                                                               -------------    ------------
                                                                (unaudited)      (audited)
ASSETS:
Cash:
  Cash on-hand ..........................................         $    800        $   980
  Non-interest-bearing deposits .........................            1,418          1,554
  Interest-bearing deposits .............................           26,663         23,872
                                                                  --------        -------
        Total cash.......................................           28,881         26,406

Mortgage-backed securities-available for sale, at fair
 value (cost of $33,696 at September 30, 1997) ..........           34,110             --
Federal funds sold ......................................              825         72,875
Investment securities held to maturity - at cost
 (fair value of $10,417 and $15,429 at September
 30, 1997 and December 31, 1996, respectively)...........            9,971         14,964
Investment securities available for sale, at fair value
 (cost of $25,947 at September 30, 1997).................           26,246             --
Conventional mortgage loans - net of allowance for
 loan losses of $715 and $665 at September 30, 1997 and
 December 31, 1996, respectively.........................          565,681        529,866
Other loans, net ........................................              953            949
Real estate owned .......................................               75            229
Properties and equipment, net ...........................            3,558          3,692
Federal Home Loan Bank stock, at cost ...................            5,800          3,999
Accrued interest receivable .............................            3,402          2,758
Other assets ............................................            1,713            445
                                                                  --------       --------
        Total assets ....................................         $681,215       $656,183
                                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
 Passbook, club and other accounts ......................         $ 65,215       $ 66,486
 Money market and NOW accounts ..........................           45,779         44,661
 Certificate accounts ...................................          395,475        372,794
                                                                  --------        -------
        Total deposits ..................................          506,469        483,941

Borrowings ..............................................           86,000         70,000
Advances by borrowers for taxes and insurance ...........            6,139         10,822
Accrued interest on deposits ............................            5,809            503
Accrued interest on borrowings ..........................              407            191
Accrued income taxes ....................................              109             81
Deferred income tax liability ...........................            1,737          1,244
Dividend payable on common stock ........................              571            713
Other liabilities .......................................            2,212          2,255
                                                                  --------       --------
        Total liabilities ...............................          609,453        569,750

Stockholders' equity:
 Preferred stock, ($0.01 par value; 2,000,000 shares
  authorized; no shares issued or outstanding) ..........               --             --
 Common stock ($0.01 par value; 20,000,000 shares
  authorized; 8,596,250 issued; 6,510,625 outstanding
  at September 30, 1997 7,758,150 outstanding at
  December 31, 1996 .....................................               86             86
 Additional paid-in capital .............................           61,271         61,063
 Unearned ESOP shares (605,691 and 629,622 shares at
  September 30, 1997 and December 31, 1996,
  respectively) .........................................          (4,285)        (4,454)
 Unearned MRP shares (307,528 and 343,850 shares at
  September 30, 1997 and December 31, 1996,
  respectively) .........................................          (4,290)        (4,792)
 Treasury stock at cost (2,085,625 shares and 838,100
  shares at September 30, 1997 and December 31, 1996,
  respectively) .........................................         (32,077)       (11,684)
 Unrealized gain or loss on securities available for sale,
  net of taxes at $184 ..................................              282            --
 Retained earnings ......................................           50,775         46,214
                                                                   -------        -------
Total Stockholders' Equity ..............................           71,762         86,433

Total Liabilities and Stockholders' Equity ..............         $681,215       $656,183
                                                                  ========       ========

                            FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS         THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                            ENDED               ENDED               ENDED               ENDED
                                                     September 30, 1997   September 30, 1996  September 30, 1997  September 30, 1996

                                                     -------------------  ------------------  ------------------  ------------------

Interest income:
 Conventional mortgage loans                                $10,440              $ 9,694             $30,830             $27,065
 Interest-bearing deposits                                      412                  156                 991                 548
 Mortgage-backed securities                                     998                   --               2,652                  --
 Federal funds sold                                              15                  216                 492               1,450
 Investment securities                                          625                  292               1,926                 962
 Other loans                                                     16                   17                  50                  54
 Federal Home Loan Bank stock                                    94                   64                 265                 176
                                                            -------              -------             -------             -------
   Total interest and dividend income                        12,600               10,439              37,206              30,255

 Interest expense on deposits                                 6,913                5,624              20,007              15,736
 Interest expense on borrowings                               1,610                   --               4,478                  --
                                                            -------              -------             -------             -------
   Total interest expense                                     8,523                5,624              24,485              15,736

   Net interest income                                        4,077                4,815              12,721              14,519

Provision for loan losses                                        --                   30                  50                  90
                                                            -------              -------             -------             -------

   Net interest income after provision
   for loan losses                                            4,077                4,785              12,671              14,429

Other income:
 Loan fees and service charges                                  128                  113                 367                 517
 Gain on sale of premises                                        --                  536                  --                 536
 (Loss) gain on sale of loans                                    (8)                  --                 250                  --
 Miscellaneous income                                            (2)                   3                  41                  12
                                                            -------              -------             -------             -------
   Total other income                                           118                  652                 658               1,065

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits                784                  762               2,188               2,111
 Federal insurance premiums                                      80                2,714                 178               3,161
 Office occupancy expense, excluding depreciation                54                  108                 312                 339
 Depreciation                                                    74                   57                 221                 173
 Computer services                                               54                   50                 163                 152
 Other expenses                                                 214                  228                 669                 798
                                                            -------              -------             -------             -------
   Total general and administrative expense                   1,260                3,919               3,731               6,734

Net income before provision for income taxes                  2,935                1,518               9,598               8,760

Provision for income taxes:
 Current:
   Federal                                                      811                  308               2,770               2,242
   State                                                        248                   31                 762                 520
 Deferred expense                                                30                   80                 310                 494
                                                            -------              -------             -------             -------
Total provision for income taxes                              1,089                  419               3,842               3,256

 Net income                                                 $ 1,846              $ 1,099             $ 5,756             $ 5,504
                                                            =======              =======             =======             =======

Primary earnings per share                                    $0.30                $0.15               $0.89               $0.73
                                                            -------              -------             -------             -------
Fully diluted earnings per share                              $0.30                $0.15               $0.89               $0.73
                                                            -------              -------             -------             -------
Weighted average shares outstanding                           6,511                7,224               6,876               7,496
                                                            =======              =======             =======             =======

                           FIRST BELL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                            Number of
                                             Common             Additional  Unearned               Unearned   Unrealized
                                              Stock     Common   Paid-in      ESOP      Treasury     MRP      Gain/Loss
                                             Shares     Stock    Capital     Shares      Stock      Shares     Net of
                                                                                                                Taxes
                                          ------------------------------------------------------------------------------
Balance at December 31, 1995                  7,932      $86     $83,524    $(6,636)         --        --            --
Purchase of treasury stock                     (838)                                   (11,684)
Purchase of MRP stock                          (344)                                               (4,792)
Allocation of ESOP shares                        29                  106        205
Dividend on common stock ($0.20)                 --
Net income                                       --
                                             ------      ---     -------    -------   --------    -------       -------
Balance at September 30, 1996                 6,779      $86     $83,631    $(6,432)  $(11,684)    (4,792)           --
                                             ======      ===     =======    =======   ========    =======       =======

Balance at December 31, 1996                  6,784      $86     $61,063    $(4,454)  $(11,684)   $(4,792)
Purchase of treasury stock                   (1,247)                                   (20,394)
Allocation and adjustments of MRP
 shares                                          36                    8                              502
Allocation of ESOP                               24                  200        169
Dividend on common stock ($0.30)
Change in unrealized gain or
  loss on securities available for sale,
  net of taxes                                                                                                      282
Net income
                                             ------      ===     -------    -------   --------    -------       -------
Balance at September 30, 1997                 5,597      $86     $61,271    $(4,285)  $(32,078)   $(4,290)         $282
                                             ======      ===     =======    =======   ========    =======       =======





                                           Retained
                                           Earnings       Total
                                           ----------------------
Balance at December 31, 1995               $41,508       $118,482
Purchase of treasury stock                                (11,684)
Purchase of MRP stock                                      (4,792)
Allocation of ESOP shares                                     311
Dividend on common stock ($0.20)            (1,460)        (1,460)
Net income                                   5,505          5,505
                                           -------       --------
Balance at September 30, 1996              $45,553       $106,362
                                           =======       ========

Balance at December 31, 1996               $46,214       $ 86,433
Purchase of treasury stock                                (20,394)
Allocation and adjustments of MRP
 shares                                        581          1,091
Allocation of ESOP                                            369
Dividend on common stock ($0.30)            (1,775)        (1,775)
Change in unrealized gain or
  loss on securities available for sale,
  net of taxes                                                282
Net income                                   5,756          5,756
                                           -------       --------
Balance at September 30, 1997              $50,776       $ 71,762
                                           =======       ========


                            FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                                            -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  5,756            $   5,504
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                       221                  173
    Deferred income taxes                                                              310                  494
    Amortization of premiums and accretion of discounts                                185                   (9)
    Provision for loan losses                                                           50                   90
    Compensation expense-allocation of ESOP and MRP shares                             785                  714
    Gain on sale of real estate owned                                                  (25)                   -
    Gain on sale of conventional mortgage loans                                       (258)                   -
    Loss on sale of mortgage-backed securities                                           8                    -
    Gain on sale of premises                                                             -                 (536)
    Net proceeds from sale of mortgage-backed securities,
     available for sale                                                             46,668                    -
    Net proceeds from sale of conventional mortgage loans,
     available for sale                                                             29,662                    -
    Dividend payable                                                                     -                 (643)
    Increase or decrease in assets and liabilities
      Accrued interest receivable                                                     (644)                (360)
      Accrued interest on deposits                                                   5,306                3,947
      Accrued interest on borrowings                                                   216                    -
      Accrued income taxes                                                              28                 (996)
      Other assets                                                                  (1,268)                (559)
      Other liabilities                                                                 50                3,341
                                                                                  --------            ---------
 Net cash provided by operating activities                                          87,050               11,160
                                                                                  --------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                             (25,947)                   -
 Purchase of mortgage-backed securities, available for sale                        (92,528)                   -
 Maturity of Federal Funds                                                          72,050               27,925
 Maturity of investment securities held to maturity                                  5,000                5,000
 Principal paydowns on mortgage-backed securities, available for sale               11,718                    -
 Net increase in conventional mortgage loans                                       (65,344)            (103,820)
 Net (increase)decrease in other loans                                                  (4)                  98
 Purchase of Federal Home Loan Bank stock                                           (1,801)                (990)
 Net proceeds from sale of real estate owned                                           254                  178
 Net proceeds from sale of premises                                                      -                  908
 Purchase of premises and equipment                                                    (87)                (350)
                                                                                  --------            ---------
    Net cash used in investing activities                                          (96,689)             (71,051)
                                                                                  --------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in money market, NOW, passbook, club and
  other savings accounts                                                              (153)              (2,692)
 Net increase in certificate accounts                                               22,681               66,238
 Decrease in advances by borrowers for taxes and insurance                          (4,683)              (2,476)
 Net increase in borrowings                                                         16,000                    -
 Dividend paid                                                                      (1,338)                (817)
 Purchase of MRP stock                                                                   -               (4,792)
 Purchase of treasury stock                                                        (20,393)             (11,684)
                                                                                  --------            ---------
    Net cash provided by financing activities                                       12,114               43,777
                                                                                  --------            ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,475              (16,114)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    26,406               23,722
                                                                                  --------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 28,881            $   7,608
                                                                                  ========            =========

                            FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                                                 ------------------  ------------------
SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                                $14,701             $11,789
    Income taxes                                                                          3,530               3,713

 Transfer from conventional loans to real estate acquired through foreclosure                94                 287
 Increase in additional paid-in capital-ESOP and MRP allocation                             208                 205
 Transfers from conventional mortgage loans to conventional mortgage loans,
  held for sale                                                                          29,989                   -

                           FIRST BELL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

  The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996 and related consolidated statements of cash flows and changes in stockholders' equity for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1996.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at September 30, 1997 and December 31, 1996.
-----------------------------------------------------------------------------

Assets. Total assets increased by $25.0 million, or 3.8% to $681.2 million at September 30, 1997 from $656.2 million at December 31, 1996. The increase was primarily the result of increases in conventional mortgage loans of $35.8 million, mortgage-backed securities of $34.1 million and investment securities of $21.3 million. Offsetting these increases was a decrease in Federal Funds sold of $72.1 million. The $35.8 million, or 6.8% increase in conventional mortgage loans was the result of $105.4 million in conventional mortgages being originated during the first nine months of 1997 reduced by $35.6 million in payments and prepayments and the sale of $30.0 million in conventional mortgage loans. Mortgage-backed securities increased to $34.1 million as the result of the purchase of $91.2 million in adjustable rate mortgage-backed securities offset by the sale and principle repayment of the same of $45.8 million and $11.7 million, respectively. Investment securities increased $21.3 million or 142.0% to $36.2 million at September 30, 1997 from $14.9 million at December 31, 1996. The increase was the result of the purchase of $25.9 million in adjustable rate Collateralized Mortgage Obligations ("CMO's") reduced by the maturity of $5.0 million in treasury bills. Federal Funds sold declined by $72.1 million, or

98.9% to $825,000 at September 30, 1997 from $72.9 million at December 31, 1996. The reduction in Federal Funds sold was the result of the funds being used to finance the above described purchases.

Liabilities. Total liabilities increased to $609.5 million at September 30, 1997 from $569.8 million at December 31, 1996. The $39.7 million or 7.0% increase was the result of increases in deposits of $22.5 million, borrowings of $16.0 million and accrued interest on deposits of $5.3 million. Offsetting these increases was a decrease of $4.7 million in advances by borrowers for taxes and insurance. Deposits at September 30, 1997 were $506.4 million compared to $483.9 million at December 31, 1996. The $22.5 million or 4.7% increase was primarily the result of certificate accounts increasing by $22.7 million or 6.1% to $395.5 million at September 30, 1997 from $372.8 million at December 31, 1996. Borrowings increased $16.0 million or 22.9% to $86.0 million at September 30, 1997 from $70.0 million at December 31, 1996. The increase was the result of an additional $50.0 million being borrowed to fund the purchase of investment and mortgage-backed securities and increased loan originations, reduced by the repayment of $34.0 million from the proceeds of the sale of the mortgage-backed securities. Accrued interest on deposits increased by $5.3 million from $503,000 at December 31, 1996 to $5.8 million at September 30, 1997. This increase is attributable to the timing of interest payments on certificate accounts which will be made in December.

Capital. Stockholders' equity decreased by $14.7 million or 17.0% to $71.7 million at September 30, 1997 from $86.4 million at December 31, 1996. This decrease was the result of the repurchase of 1.2 million shares of the Company's common stock for $20.4 million and dividends paid of $1.8 million. The average price per share paid for the 1.2 million shares, which were placed in Treasury, was $16.34. Offsetting these decreases was net income of $5.8 million for the nine months ended September 30, 1997.

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

  The primary investing activities of the Company for the nine months ended September 30, 1997 was the origination of $105.4 million of conventional mortgage loans and the purchase of $91.2 million of adjustable rate mortgage-backed securities and $25.9 million of adjustable rate CMO's. Sources of funds for the nine months ended September 30, 1997 were the increase in deposits of $22.5 million, the $16.0 million increase in borrowings, $76.3 million in proceeds from the sale of loans and mortgage-backed securities, $47.3 million in principal repayments and prepayments of conventional mortgage loans and mortgage-backed securities and $5.0 million from the maturity of investment securities held to maturity.

  The Association is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Association's average liquidity and average short-term liquidity ratios were 6.8% at

September 30, 1997. The Association's most liquid assets are cash and short-term investments. The levels of the Association's liquid assets are dependent upon the Association's operating, financing, lending and investing activities during any given period. At September 30, 1997, assets qualifying for short-term liquidity, including cash and short term investments, totalled $34.0 million.

  At September 30, 1997, the Association's capital exceeded all of the capital requirements of the OTS. The Association's tangible, Tier I capital (to total assets) and Tier I Capital (to risk-based assets) ratios were 10.2%, 10.2% and 23.0%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Nine and Three Months ended
-----------------------------------------------------------------------
September 30, 1997 and 1996.
---------------------------

  General. Net income increased by $252,000 or 4.6% for the nine months ended September 30, 1997 to $5.8 million from $5.5 million for the nine months ended September 30, 1996. This increase was the result of general administrative expenses decreasing by $3.0 million or 44.6% for the nine months ended September 30, 1997 to $3.7 million from $6.7 million for the comparable 1996 period, which included a special one-time assessment of $2.5 million to recapitalize the Savings Association Insurance Fund. Reducing the impact of the decline in general and administrative expenses was a decrease in net interest income of $1.8 million or 12.4% to $12.7 million for the nine months ended September 30, 1997 from $14.5 million for the nine months ended September 30, 1996. In addition, other income decreased by $407,000 or 38.2% to $658,000 from $1.1 million and income taxes increased by $586,000 or 18.0% to $3.8 million from $3.3 million for the nine months ended September 30, 1997 and 1996, respectively.

  For the third quarter of 1997, net income increased by $747,000 or 68.0% to $1.8 million from $1.1 million for the third quarter of 1996. Again, this was due to a decline of $2.7 million or 67.8% in general and administrative expenses to $1.2 million for third quarter of 1997 from $3.9 million for the third quarter of 1996. Offsetting this reduction in general and administrative expenses were decreases in net interest income of $738,000 and other income of $534,000. Net interest income declined to $4.1 million from $4.8 million and other income to $118,000 from $652,000 for the third quarter of 1997 as compared to the third quarter of 1996. Income taxes increased by $670,000 or 159.9% to $1.1 million for the third quarter of 1997 from $419,000 for the comparable 1996 period.

  Interest Income. Interest income for the nine months ended September 30, 1997 increased $7.0 million or 23.0% to $37.2 million from $30.2 million for the nine months ended September 30, 1996. The increase was the result of increases in interest on conventional mortgage loans, mortgage-backed securities, investment securities and interest-bearing deposits. Offsetting these increases was a decrease in interest earned on Federal Funds Sold. Interest on conventional mortgage loans increased by $3.8 million or 13.9% to $30.8 million for the nine months ended September 30, 1997 compared to $27.0 million for the nine months ended September 30, 1996. The increase was the result of the average balance on conventional mortgage loans increasing by $80.9 million or 17.0% to $555.9 million from $475.0 million for 1996. Average balances are based on month-end balances for the respective periods. Interest on mortgage-backed securities was $2.7 million for the nine months ended September 30, 1997. First Bell did not have any mortgage-backed securities in 1996. Interest on investment securities increased to $1.9 million for the nine months ended September 30, 1997 from $962,000 for the comparable 1996 period. The $964,000 or 100.2% increase was the result of the purchase of the CMO's in 1997. Interest on interest-bearing deposits increased by $443,000 or 80.8%.
The increase was the result of the average balance of interest bearing deposits increasing $8.7 million or 61.4% to $22.9 million for the nine months ended September 30, 1997 from $14.2 million for the comparable 1996 period.
Offsetting these increases was a decrease in interest on Federal Funds Sold of $958,000 or 66.1% to $492,000 for the nine months ended September 30, 1997 from $1.5 million for the nine months ended September 30, 1996.

  Interest income for the quarter ended September 30, 1997 increased to $12.6 million from $10.4 million for the quarter ended September 30, 1996. The $2.2 million or 20.7% increase was again the result of increases in interest earned on conventional mortgage loans, mortgage-backed securities, investment securities, and interest bearing deposits offset by a decrease in Federal Funds Sold. Interest on conventional mortgage loans increased $746,000 or 7.7% to $10.4 million for the quarters ended September 30, 1997 from $9.7 million for the quarter September 30, 1996. The increase was the result of the average balance of conventional mortgages increasing by $47.3 million or 9.2% to $564.0 million from $516.7 million for the quarters ended September 30, 1997 and 1996, respectively. Interest on mortgage-backed securities was $998,000 for the third quarter of 1997 compared to zero for the third quarter of 1996. Interest on investment securities increased by $333,000 or 114.0% to $625,000 for the third quarter of 1997 from $292,000 for the comparable 1996 period. The increase was the result of the purchase of CMO's in 1997. Interest on interest-bearing deposits increased to $412,000 for the quarter ended September 30, 1997 from $156,000 for the quarter ended September 30, 1996. The $256,000 or 164.1% increase was the result of the average balance in interest-bearing deposits increasing by $10.9 million or 69.0% to $26.7 million for third quarter of 1997 compared to $15.8 million the third quarter of 1996. In addition, there was a 28 basis point increase on the rate earned on interest-bearing deposits rising to 5.5% for the quarter ended September 30, 1997 from 5.2% for the comparable 1996 period. Interest on Federal Funds Sold decreased by $201,000 or 93.1% to $15,000 for the third quarter of 1997 from $216,000 for the third quarter of 1996. This is the result of the average balance declining by $11.8 million or 93.4% to $842,000 from $12.7 million for the quarters ended September 30, 1997 and 1996, respectively.

  Interest Expense. Interest expense increased to $24.5 million for the nine months ended September 30, 1997 from $15.7 million for the nine months ended September 30, 1996. The $8.8 million or 55.6% increase was the result of increases in interest on deposits and borrowings. Interest on deposits increased $4.3 million or 27.1% to $20.0 million for the nine months ended September 30, 1997 from $15.7 million for the nine months ended September 30, 1996. The increase was the result of the average balance in certificate accounts increasing by $80.1 million or by 25.8% to $390.1 million for the nine months ended September 30, 1997 from $310.0 million for the comparable 1996 period. In addition, there was a 22 basis points increase on the average rate paid on certificate accounts rising to 6.01% from 5.79% for the nine months ended September 30, 1997 and 1996, respectively. Interest expense on borrowings for the nine months ended September 30, 1997 was $4.5 million. There were no borrowings in 1996.

  Interest expense for the quarter ended September 30, 1997 increased by $2.9 million or 51.5% to $8.5 million from $5.6 million for the quarter ended September 30, 1996. Again, this was the result of an increase in interest on deposits and borrowings. Interest on deposits increased to $6.9 million from $5.6 million for the quarters ended September 30, 1997 and 1996, respectively. The increase was the result of the average balance on certificate accounts increasing by $64.4 million or 19.3% to $398.1 million for the quarter ended September 30, 1997 from $333.7 million for the quarter ended September 30, 1996. In addition, the average rate paid increased to 6.05% for the third quarter of 1997 from 5.80% for the comparable 1996 period. Interest expense on borrowings for the quarter ended September 30, 1997 was $1.6 million.

  Net Interest Income. Net interest income declined to $12.7 million for the nine months ended September 30, 1997 from $14.5 million for the nine months ended September 30, 1996. The $1.8 million or 12.4% decline was the result of interest expense increasing by $8.8 million while interest income increased by $7.0 million. Net interest income for the quarter ended September 30, 1997 declined by $738,000 or 15.3% to $4.1 million from $4.8 million for the quarter ended September 30, 1996. The decline was the result of interest expense increasing by $2.9 million while interest income increased $2.2 million.

  Provision for Loan Losses. A $50,000 provision for loan losses was recorded for the nine months ended September 30, 1997, none of which was recorded during the third quarter. For the nine and three months ended September 30, 1996, a provision of $90,000 and $30,000 was recorded, respectively. The additional provision recorded in 1997 was the result of $35.8 million or 6.8% increase in conventional mortgage loans to $565.7 million from $529.9 million at December 31, 1996. At September 30, 1997, non-performing assets were $615,000 compared to $629,000 at December 31, 1996. At September 30, 1997, the allowance for loan losses equaled 116.3% of total non-performing assets, as compared to 105.7% at December 31, 1996. For the nine and three months ended September 30, 1997, no loans were charged off. Management believes that the current level of loan loss reserves is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of September 30, 1997.

  Other Income. Other income declined by $407,000 or 38.2% to $658,000 from $1.1 million for the nine months ended September 30, 1997 and September 30, 1996, respectively. The decline was the result of a $536,000 gain recorded in the third quarter of 1996 for the sale of premises and loans fees and service charges decreasing by $150,000. Offsetting these items was a gain of $250,000 on the sale of loans and investments recorded during 1997. For the third quarter of 1997, other income declined $534,000 or 81.9% to $118,000 from $652,000 for the comparable 1996 period. This decline was the result of the sale of premises as described above.

  General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1997 decreased by $3.0 million or 44.6% to $3.7 million from $6.7 million for the nine months ended September 30, 1996.
For the third quarter of 1997, general and administrative expenses decreased by $2.7 million or 67.8% to $1.2 million from $3.9 million for the third quarter of 1996. The decline was the result of a decrease in federal insurance premiums of $3.0 million and $2.6 million for the nine and three months ended September 30, 1997 and 1996, respectively. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which among other things, imposed a special one-time assessment of
65.7 basis points per $100 of deposits on SAIF member institutions, including the Association, to recapitalize the SAIF. The Association took a charge of $2.5 million as the result of the FDIC special assessment. In addition, the premium for deposit insurance was reduced to 6.5 basis points per $100 deposit from 23 basis points starting January 1, 1997.

  Income Taxes. Income taxes increased to $3.8 million for the nine months ended September 30, 1997 from $3.3 million for the nine months ended September 30, 1996. The $586,000 or 18.0% increase was the result of net income before taxes increasing by $838,000 or 9.6% to $9.6 million for the nine months ended September 30, 1997 from $8.8 million for the comparable 1996 period. Income taxes for the third quarter of 1997 increased $670,000 or 160.0% to $1.1 million from $419,000 for the third quarter of 1996. Again this was the result of net income before taxes rising to $2.9 million from $1.5 million for the quarters ended September 30, 1997 and 1996, respectively.

  New Accounting Pronouncement. The Financial Accounting Standard Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS). It simplifies the standards for computing EPS and makes them comparable to international EPS. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. If SFAS 128 had been adopted, basic and diluted EPS would have been $.33 and $.31, respectively, for the three months ended September 30, 1997 and $.97 and $.92, respectively for the nine months ended September 30, 1997. Basic and diluted EPS would have been $.16 for the nine months ended September 30, 1996 and $.77 and $.75 respectively for the nine months ended September 30, 1996.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      There are various claims and lawsuits in which the Company is periodically involved, incidental to the Company's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  November   , 1997      /s/  Albert H. Eckert, II
                              -------------------------------------------------
                                    Albert H. Eckert, II
                                    President and Chief Executive Officer



Date:  November   , 1997      /s/ Jeffrey M. Hinds
                              -----------------------------------------------
                                  Jeffrey M. Hinds
                                  Executive Vice President and Chief
                                  Financial Officer (Principal Accounting
                                  Officer)