Form 10-K405
period 1997-12-31
FIRST BELL BANCORP INC
filed 1998-03-31
CIK 932697

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

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
             ---------     ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $117,867,206 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 2, 1998.

     As of March 2, 1998, the Registrant had 6,523,920 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX

PART I                                                           PAGE
                                                                 ----

Item 1.     Business...........................................     1

Item 2.     Properties.........................................    33

Item 3.     Legal Proceedings..................................    33

Item 4.     Submission of Matters to a Vote of Security Holders    33


PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters................................    34

Item 6.     Selected Financial Data............................    34

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................    34

Item 7A.    Quantitive and Qualitative Disclosure about
            Market Risk........................................    34

Item 8.     Financial Statements and Supplementary Data........    34

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.............    34

PART III

Item 10.    Directors and Executive Officers of the Registrant.    35

Item 11.    Executive Compensation.............................    35

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.....................................    35

Item 13.    Certain Relationships and Related Transactions.....    35


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K........................................    36

SIGNATURES.....................................................    38

                                    PART I

Item 1.  Business

General

      First Bell Bancorp, Inc. (the "Company") was organized by the Board of Directors of Bell Federal Savings and Loan Association of Bellevue (the "Association") for the purpose of acquiring all of the capital stock of the Association to be issued in connection with the Association's conversion from mutual to stock form, which was consummated on June 29, 1995, (the "Conversion"). At December 31, 1997, the Company had consolidated total assets of $675.7 million and total equity of $73.0 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association. All references to the Company include the Association unless otherwise indicated, except that references to the Company prior to June 29, 1995 are to the Association.

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

      The principal business of the Company is to operate a traditional customer oriented savings and loan association. The Company attracts retail deposits from the general public and invests those funds primarily in fixed-rate, owner-occupied, single family conventional mortgage loans and, to a much lesser extent, residential construction loans, multi-family loans, and consumer loans. The Company's revenues are derived principally from interest on conventional mortgage loans, and, to a much lesser extent, interest and dividends on investment securities and short-term investments, and other fees and service charges. The Company's primary source of funds is deposits and borrowings from the Federal Home Loan Bank ("FHLB").

      The Association is subject to extensive regulation, supervision and examination by the OTS, its primary regulator, and the FDIC, which insures its deposits. The Association is a member of the FHLB.

Private Securities Litigation Reform Act Safe Harbor Statement

      In addition to historical information, this 10-K includes certain forward looking statements based on current management expectations. Examples of this forward looking information can be found in, but are not limited to, the allowance for losses discussion and certain sections of the 1997 Annual Report incorporated herein. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

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

      The Greater Pittsburgh area has been in the process of restructuring over the past decade. Once centered on heavy manufacturing, primarily steel, its economic base is now more diverse, including technology, health and business services. Several "Fortune 500" industrial firms are headquartered in the Greater Pittsburgh area, including USX Corp. and Aluminum Company of America. The largest employers in Pittsburgh, by the number of local employees, include University of Pittsburgh Medical Center, USAirways, the University of Pittsburgh and Mellon Bank Corp. Seven colleges and universities are located in the Greater Pittsburgh area.

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

Lending Activities

      Loan and Mortgage-Backed Securities Portfolio Composition. The loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family, owner-occupied residences, and, to a much lesser extent, residential construction loans, multi-family loans and consumer loans. Mortgage loans are originated to be held in the portfolio. At December 31, 1997, total loans receivable were $596.0 million, of which $568.4 million, or 95.4%, were conventional mortgage loans. Of the conventional mortgage loans outstanding at that date, 97.0% were fixed-rate loans. At December 31, 1997, the loan portfolio also included $25.6 million of residential construction loans; $860,000 of multi-family loans; $268,000 of residential second mortgage loans; and $907,000 of other consumer loans. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans.

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

     Set forth below is a table showing the loan origination, purchase and sales activity for the periods indicated.

                                              For the Year Ended December 31,
                                              -------------------------------
                                                 1997      1996      1995
                                              -------------------------------
                                                      (In thousands)
Loans receivable at beginning of period......  $547,210  $432,863  $322,914
                                               --------  --------  --------
 Additions:
  Originations of mortgages(1)(2)............   129,043   168,915   112,264
  Purchase of conventional mortgages.........        --        --    24,361
                                               --------  --------  --------
                                                676,253   601,778   136,625
                                               --------  --------  --------
 Reductions:
  Transfer of mortgage loans to foreclosed
   real estate...............................       104       229       287
  Repayments.................................    50,157    54,339    26,389
  Loan sales.................................    29,989        --        --
                                               --------  --------  --------
  Total reductions...........................    80,250    54,568    26,676
                                               --------  --------  --------
  Total loans receivable at end of period....  $596,003  $547,210  $432,863
                                               ========  ========  ========
Mortgage-backed securities at beginning
 of period...................................  $     --  $     --  $  4,870
  Purchases..................................    92,528        --        --
  Sales......................................    46,676        --     3,990
  Repayments.................................    14,000        --       878
  Premium amortization.......................       197        --         2
  Unrealized gain or loss....................       230        --        --
                                               --------  --------  --------
Mortgage-backed securities at end of period..  $ 31,885  $     --  $     --
                                               ========  ========  ========

_______________________________
(1)  Includes conventional mortgages and residential construction loans.
(2) The Association originated no multi-family or second mortgage loans during the periods shown.

     The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                                 At December 31,
                                        ------------------------------------------------------------------------------------------
                                                1997                 1996                   1995                    1994
                                        ---------------------  --------------------- ----------------------  ---------------------
                                                   Percent of             Percent of             Percent of             Percent of
                                         Amount      Total      Amount      Total     Amount       Total      Amount      Total
                                        --------   ----------  --------   ---------- --------    ----------  --------   ----------
                                                                               (Dollars in thousands)
Real estate loans:
  Conventional mortgages..............  $568,405    95.37%     $524,867    95.92%    $409,807    94.67%      $304,760    94.38%
  Residential construction loans......    25,563     4.29        19,877     3.63       19,692     4.55         14,090     4.36
  Multi-family loans..................       860     0.14         1,220     0.22        2,075     0.48          2,646     0.82
  Second mortgage loans...............       268     0.05           297     0.06          330     0.08            354     0.11
                                        --------   ------      --------   ------     --------   ------       --------   ------
    Total real estate loans...........   595,096    99.85       546,261    99.83      431,904    99.78        321,850    99.67

Consumer loans:
  Loans on deposit accounts...........       899     0.15           938     0.17          937     0.22          1,018     0.32
  Home improvement loans..............         8      .--            11      .--           22      .--             46     0.01
                                        --------   ------      --------   ------     --------   ------       --------   ------
    Total consumer loans..............       907     0.15           949     0.17          959     0.22          1,064     0.33
                                        --------   ------      --------   ------     --------   ------       --------   ------
Total loans receivable................   596,003   100.00%      547,210   100.00%     432,863   100.00%       322,914   100.00%
                                                   ======                 ======                ======                  ======
Less:
  Undisbursed portion of loans
    in process........................    12,072                 11,120                11,182                   8,834
  Deferred net loan origination fees..     3,822                  4,610                 5,537                   5,510
  Allowance for loan losses...........       715                    665                   575                     575
                                        --------               --------              --------                --------
    Loans receivable, net.............  $579,394               $530,815              $415,569                $307,995
                                        ========               ========              ========                ========

Mortgage-backed securities:
  GNMA................................  $ 26,958    84.55%     $     --      .--%    $     --      .--%      $    702    14.42%
  FHLMC...............................        --      .--            --      .--           --      .--          2,103    43.18
  FNMA................................     4,927    15.45            --      .--           --      .--          2,065    42.40
  Others..............................        --      .--            --      .--           --      .--             --      .--
                                        --------   ------      --------   ------     --------    -----       --------   ------
    Total mortgage-backed securities..  $ 31,885   100.00%     $     --      .--%    $     --      .--%      $  4,870   100.00%
                                        ========   ======      ========  =======     ========    =====       ========   ======

                                            At December 31,
                                        ---------------------
                                                1993
                                        ---------------------
                                                   Percent of
                                         Amount      Total
                                        --------   ----------
                                        (Dollars in thousands)
Real estate loans:
  Conventional mortgages..............  $242,849    94.59%
  Residential construction loans......     9,052     3.53
  Multi-family loans..................     3,497     1.38
  Second mortgage loans...............       340     0.13
                                        --------   ------
    Total real estate loans...........   255,738    99.63

Consumer loans:
  Loans on deposit accounts...........       869     0.34
  Home improvement loans..............        79     0.03
                                        --------   ------
    Total consumer loans..............       948     0.37
                                        --------   ------
Total loans receivable................   256,686   100.00%
                                                   ======
Less:
  Undisbursed portion of loans
    in process........................     4,251
  Deferred net loan origination fees..     4,393
  Allowance for loan losses...........       598
                                        --------
    Loans receivable, net.............  $247,444
                                        ========

Mortgage-backed securities:
  GNMA................................  $    868    13.14%
  FHLMC...............................     3,070    46.48
  FNMA................................     2,616    39.61
  Others..............................        51     0.77
                                        --------   ------
    Total mortgage-backed securities..  $  6,605   100.00%
                                        ========   ======

  Loan Maturity Schedule. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the portfolio based on their original contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $50.2 million, $54.3 million and $26.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                           At December 31, 1997
                                       ---------------------------------------------------------------------------------------------

                                                  More than   More than   More than   More than    More than
                                        Three      Three      Six Months   One Year  Three Years  Five Years
                                       Months     Months to   to Twelve   to Three     to Five      to Ten     More than
                                       or Less   Six Months     Months      Years       Years       Years     Ten Years   Total
                                       ---------------------------------------------------------------------------------------------

                                                                                 (In Thousands)
Interest-earning Assets:
 Real estate loans:
    One-to four-family adjustable-
       rate loans...................   $    --      $ --         $ --      $  --       $    42     $    151    $  17,017   $ 17,210

    One-to four-family fixed-rate          172        --           14         93         1,860       29,743      519,313    551,195
       loans........................
    Residential construction loans..        --        --           --         --            --           --       25,563     25,563
    Multi-family....................        55        --           19         63            95          354          274        860
    Second mortgage loans...........       268        --           --         --            --           --           --        268
                                       -------      ----         ----      -----       -------     --------    ---------   --------
     Total real estate loans........       495        --           33        156         1,997       30,248      562,167    595,096
                                       =======      ====         ====      =====       =======     ========    =========   ========

Consumer loans......................       899        --            2          6            --           --           --        907
                                       -------      ----         ----      -----       -------     --------    ---------   --------

     Total loans....................   $ 1,394      $ --         $ 35      $ 162       $ 1,997     $ 30,248    $ 562,167   $596,003
                                       =======      ====         ====      =====       =======     ========    =========   ========

     The following table sets forth the dollar amount of all loans at December 31, 1997 which have fixed or adjustable interest rates, and which are due after December 31, 1998.

                                Due After December 31, 1998
                                Fixed    Adjustable    Total
                              ---------  ----------  ---------
                                       (In thousands)

Real estate loans:
  Conventional mortgages....   $551,009     $17,210   $568,219
  Residential construction..     23,628       1,935     25,563
  Multi-family..............        780           6        786
Consumer loans..............          6          --          6
                               --------     -------   --------

     Total loans............   $575,423     $19,151   $594,574
                               ========     =======   ========

     One-to Four-Family Residential Mortgage Lending. The residential mortgage loans are primarily secured by owner-occupied, one-to four-family, residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At December 31, 1997, conventional mortgage loans totalled $568.4 million, or 95.4%, of total loans at such date. Of the Association's conventional mortgage loans secured by one-to four-family residences, $551.2 million, or 97.0%, were fixed-rate loans.

     Originated mortgage loans are held in the loan portfolio and are secured by properties located within the Association's primary market area. Historically, the market interest rates of mortgage loans in the Pittsburgh area have been below national averages. The mortgage loan portfolio has increased from $255.7 million at December 31, 1993 to $595.1 million at December 31, 1997.

     The Association from time to time purchases one-to four-family mortgage loans and loan participations. A number of these loans are secured by properties located outside the Association's market area, such as other regions of Pennsylvania, California, Illinois, Maryland, New York, Texas, Virginia, Utah, North Carolina, Tennessee and Georgia. The Association did not purchase any mortgage loans or participations in 1997. At December 31, 1997, the Association had $24.0 million in purchased mortgage loans and loan participations serviced by others, totalling 4.0% of the total loan portfolio at that date, primarily secured by one-to four-family residences. The Association intends to continue purchasing loans to supplement reduced loan demand as needed. Loans purchased by the Association generally must meet the same underwriting criteria as loans originated by the Association.

     During 1997, the Association sold $30.0 million in conventional mortgages. Most of the loan portfolio is underwritten in conformity with Federal National Mortgage Association ("FNMA") secondary market requirements. Although the Association has been approved by the FNMA to sell loans in the secondary market, there is no assurance that the Association will be able to originate loans for sale in the secondary market or, that if originated, such loans will be sold in the secondary market in the future. Should the Association decide to sell mortgage loans in the future, the lower interest rates on such loans, characteristic of the Pittsburgh market, may tend to diminish the demand for such loans in the secondary market.

     With the exception of Community Reinvestment Act ("CRA") loans, the Association's maximum loan-to-value ratio on conventional mortgage loans is 80%. As a result, a majority of borrowers are previous homeowners, whom the Association believes to be relatively stable borrowers. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans. One-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the portfolio generally include due-on-sale clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Association's policy to enforce due-on-sale clauses. The residential mortgage loans originated are generally for terms to maturity from 15 to 30 years. At December 31, 1997, the maximum one-to four-family loan amount is $500,000, unless otherwise approved by the Board of Directors.

     Presently, four (4) ARM loans are offered; a one-year, three-year, five-year and 7/1 ARM loan. The one-year ARM loan has an interest rate that adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. The one-year ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. This mortgage can convert to a fixed-rate loan at specified times during the first five years. The three-year ARM loan has an interest rate that adjusts every three years based on a spread of 2.75 percentage points above the rate on the three year United States Treasury securities. The three-year ARM is subject to a limitation on interest rate increases and decreases of 2% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate and a floor rate equal to the origination interest rate. The five-year ARM loan has an interest rate that adjusts every five years based on a spread of 2.75 percentage points above the rate on five-year United States Treasury securities. The five-year ARM loan is subject to a limitation on interest rate increases and decreases of 3.0% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. The 7/1 ARM loan has an interest rate that remains constant for the first seven years and then the interest rate adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. After the initial seven years, this ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor equal to the origination interest rate. The mortgage can convert to a fixed-rate loan at the first change date.

     The volume and types of ARM loans originated are affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In recent years, demand for ARM loans has been weak due to the low interest rate environment and consumer preference for fixed rate loans. In addition, management's strategy has been to emphasize fixed-rate loans. In 1997, only $7.4 million of the $129.0 million, or 5.7%, of loans originated were adjustable mortgages. Although ARM loans will continue to be offered, there can be no assurance that in the future ARM loans will be originated in sufficient volume to constitute a significant portion of the loan portfolio.

     In an effort to provide financing for low and moderate income home buyers, additional single family residential mortgage loans are offered to moderate income borrowers and residents of the CRA neighborhoods, with terms of up to 30 years. Such loans must be secured by a single family, owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and expenses. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its CRA loans, a lower rate of return is expected on such loans, as compared to other residential mortgage loans. For the years ended December 31, 1997, 1996 and 1995, the Association originated 24, 24 and 71 loans under the CRA loan program, respectively, totalling $1.2 million, $1.1 million and $2.9 million, respectively.

     Residential Construction Loans. The Association originates loans for the construction of one-to four-family residential properties. Such loans are made on contract directly to the home buyer. Residential construction loans are subject to the same maximum loan amounts as conventional mortgage loans. Residential construction loans are made for terms of up to one year, at which time the loans convert to permanent conventional mortgage financing. Residential construction loans are generally offered at the Association's prevailing interest rate. An additional fee may be charged for construction servicing. Advances are made to builders as phases of construction of the property are completed. As of December 31, 1997, the Association's residential construction loans totalled $25.6 million, or 4.3% of the total loan portfolio. Of these construction loans, $12.1 million had been committed, but were undisbursed as of that date.

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

     Multi-Family Loans. In prior years, the Association also originated multi-family loans. As of December 31, 1997, the Association's total loan portfolio contained 21 multi-family loans, totalling $860,000, or 0.1%, of total loans. Since 1991, the Association has not originated any multi-family mortgage loans. In the future, the Association may originate a limited number of multi-family loans on a case-by-case basis.

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

     Second Mortgage Loans. The Association has in the past originated second mortgage loans on owner-occupied, one-to four-family residences where the Association holds the first mortgage. These loans generally are originated as adjustable-rate loans with terms of up to 10 years. The Association offers second mortgage loans with maximum combined loan-to-value ratios of up to 80%. At December 31, 1997, the Association had $268,000, or 0.1% of total loans, in second mortgage loans.

     Consumer Loans. The Association also offers secured consumer loans. At December 31, 1997, the Association's consumer loans totalled $907,000, or 0.2% of the Association's total loan portfolio. Of that amount, loans secured by deposit accounts totalled $899,000, or 99.1%, and home improvement loans totalled $8,000, or 0.9%, of total consumer loans.

     Loan Servicing and Loan Fees. Servicing on all of the loans that have been sold has been retained. Fees are received for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1997, the Association was servicing $31.4 million of loans for others. Loan servicing income was $37,000, $14,000 and $17,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Association receives income in the form of service charges and other fees on loans. For the years ended December 31, 1997, 1996 and 1995, the Association earned $214,000, $192,000 and $154,000, respectively, in service charges and other fees.

     Mortgage-backed Securities. In 1997, the Association purchased $92.5 million adjustable mortgage-backed securities. These securities were classified as available-for-sale. Subsequently, the Association sold $46.7 million of the securities. At December 31, 1997, mortgage-backed securities totaled $31.9 million. The Association had no mortgage-backed securities during 1996. During 1995, the Association reclassified all of its mortgage-backed securities as available-for-sale and subsequently sold them at a gain of $68,000. The sale was the result of the Financial Accounting Standard Board giving a one time exclusion to companies under the

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." This exclusion allowed companies to reclassify their portfolio into the three different categories: trading, available-for-sale, or held-to-maturity without affecting the remaining portfolio. The Association may invest in mortgage-backed securities in the future to offset any significant decrease in demand for one- to four-family loans.

     Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Association's Loan Committee. All mortgage loans must be approved by the Loan Committee. As of December 31, 1997, any loan application over $500,000 must be approved by the Board of Directors.

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

     Delinquent Loans. At December 31, 1997, 1996 and 1995, delinquencies in the loan portfolio were as follows:

                                              At December 31, 1997                            At December 31, 1996
                               -------------------------------------------------------------------------------------------------
                                    60 - 89 Days            90 Days or More          60 - 89 Days            90 Days or More
                               ----------------------  -----------------------   -----------------------------------------------
                                           Principal      Number     Principal               Principal                 Principal
                               Number of  Balance of        of      Balance of    Number     Balance of   Number of   Balance of
                                 Loans       Loans        Loans        Loans     of Loans      Loans        Loans        Loans
                               ---------  -----------  -----------  ----------   ---------  -----------  ----------  -----------
                                            (Dollars in thousands)                           (Dollars in thousands)
Conventional mortgage loans..          8        $ 436            13      $ 634           4        $ 258            8       $ 400
Multi-family loans...........         --           --            --         --          --           --           --          --
Consumer loans...............         --           --            --         --          --           --           --          --
                               ---------        -----     ---------      -----   ---------  -----------   ----------  ----------
     Total loans.............          8        $ 436            13      $ 634           4        $ 258            8       $ 400
                               =========        =====     =========      =====   =========  ===========   ==========  ==========

Delinquent to total loans....                    0.07%                    0.11%                    0.05%                    0.08%
                                                =====                    =====              ===========               ==========

                                                                 At December 31, 1995
                                        --------------------------------------------------------------------
                                                 60 - 89 Days                           90 Days or More
                                        ----------------------------            ----------------------------
                                                         Principal                               Principal
                                           Number of    Balance of              Number of       Balance of
                                             Loans         Loans                  Loans            Loans
                                          -----------   -----------            -----------      -----------
                                                                (Dollars in thousands)
Conventional mortgage loans..                   2        $    54                       7            $ 333
Multi-family loans...........                  --             --                      --               --
Consumer loans...............                  --             --                      --               --
                                            -----        -------                    ----           ------
     Total loans.............                   2        $    54                       7            $ 333
                                            =====        =======                    ====           ======

Delinquent loans to total loans                             0.01%                                    0.08%
                                                         =======                                   ======

     Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-accrual mortgage and other loans and real estate owned ("REO"). Interest is not accrued on loans past due 90 days or more. The Association had no investments in real estate or in substance foreclosure at December 31, 1997. During the years ended December 31, 1997, 1996 and 1995, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, totalled $29,000, $24,000 and $25,000, respectively. Interest income recorded on non-accrual loans was $36,000, $22,000 and $16,000 for each of the years ended December 31, 1997, 1996 and 1995, respectively.

                                                          At December 31,
                                             ---------------------------------------
                                                1997    1996    1995    1994    1993
                                             ---------------------------------------
                                                       (Dollars in Thousands)
Non-accrual delinquent mortgage loans........  $ 634   $ 400   $ 333   $ 726   $ 621
Non-accrual delinquent other loans...........     --      --      --      15      63
                                               -----   -----   -----   -----   -----
  Total non-performing loans.................    634     400     333     741     684
Real estate owned............................     --     229     178      30      --
                                               -----   -----   -----   -----   -----
   Total non-performing assets...............  $ 634   $ 629   $ 511   $ 771   $ 684
                                               =====   =====   =====   =====   =====
Total non-performing loans to total loans....   0.11%   0.08%   0.08%   0.23%   0.27%
Total non-performing assets to total assets..   0.09%   0.10%   0.10%   0.19%   0.18%


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

     At December 31, 1997, classified assets totalled $634,000, or 0.09% of total assets, and consisted of thirteen conventional mortgage loans classified as "Substandard".

     Allowance for Loan Losses, Investments in Real Estate and Real Estate Owned. The allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the condition of the local economy in the Company's market area. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to cover losses inherent in the portfolio as of December 31, 1997. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, such as a material increase in the balance of the loan portfolio.

     In addition, the OTS and FDIC, as an integral part of their examination process, periodically review the allowance for loan losses and real estate owned and investments in real estate valuations. Such agencies may require the recognition of additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While management believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the loan portfolio, will not request a material increase at that time in the allowance for loan losses, thereby negatively affecting the financial condition and earnings at such time.

The following table sets forth the allowance for loan losses at the dates indicated.


                                               For the Years Ended December 31,
                                         -----------------------------------------
                                            1997    1996    1995    1994     1993
                                         -----------------------------------------
                                                   (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period...........  $ 665   $ 575   $ 575   $  598   $  602
Charge-offs:
    Conventional mortgages...............     --      --      --      (23)     (53)
    Residential construction.............     --      --      --       --       --
    Multi-family.........................     --      --      --       --      (44)
    Consumer.............................     --      --      --       --       --
                                           -----   -----   -----   ------   ------
      Total charge-offs..................     --      --      --      (23)     (97)
Total recoveries.........................      5      --      --        4       --
Provision for (recovery of) loan
    losses...............................     45      90      --       (4)      93
                                           -----   -----   -----   ------   ------
Balance at end of period(1)..............  $ 715   $ 665   $ 575   $  575   $  598
                                           =====   =====   =====   ======   ======
Ratio of net charge-offs during the
    period to average loans
    outstanding during the period........     --%     --%    .--%    0.01%    0.04%
Ratio of allowance for loan
    losses to total loans at the end of
    the period...........................   0.12%   0.12%   0.13%    0.18%    0.23%
Ratio of allowance for loan
    losses to non-performing assets
    at the end of the period.............  1.13x   1.06x   1.13x    74.58%   87.43%

_______________
(1) The total amount of the allowance for loan losses for each of the periods shown was allocated to mortgage loans. At the end of each reported period, mortgage loans represented in excess of 99.5% of total loans.


Investment Activities

     As a member of the FHLB System, the Association is required to maintain liquid assets at minimum levels which vary from time to time. The Association increases or decreases its liquid investments depending on the availability of funds, the comparative yields on liquid investments in relation to the return on loans and in response to its interest rate risk management. To meet liquidity obligations, federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Association's liquid investments primarily consist of federal funds sold, U.S. Government securities, federal agency securities and interest-bearing deposits. Historically, the Association has maintained its liquid assets at levels well above the minimum regulatory requirements. At December 31, 1997, $61.4 million, or 9.1%, of the Association's total assets were invested in liquid assets.

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

     Investment Securities. OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The Association's investment policy provides for "held for investment" and "available for sale" portfolios. Although the Association's investment policy allows that some investments and loans will qualify to be held-to-maturity, the policy enables for the sale of investments in certain specific instances, such as when the quality of an asset deteriorates, or when regulatory changes require that an asset be disposed. At December 31, 1997, the Association had total investments of $31.0 million, of which $15.9 million was classified as available-for-sale and $15.0 million was classified as held to maturity. The $15.9 million investment classified as available-for-sale consisted of collateralized mortgage obligations ("CMO's"). The $15.0 million investment classified as held to maturity consisted of $10.0 million in U.S. government securities, which have maximum terms to maturity of up to seven years, and $5.0 million in FHLB stock.

     The following table sets forth certain information regarding the carrying and market values of the portfolio of investment securities at the dates indicated:

                                                                 At December 31,
                                          -------------------------------------------------------------
                                                1997                1996                   1995
                                          -----------------   -------------------  --------------------
                                          Carrying  Market    Carrying     Market    Carrying    Market
                                           Value     Value     Value        Value     Value       Value
                                          --------  -------   --------     -------    -------    -------
                                                                  (In thousands)
Investment securities:
   U.S. Treasury securities.............   $ 9,969  $10,485    $14,960     $15,384    $19,949    $20,927
   Collateralized mortgage obligations..    15,902   15,902         --          --         --         --
   Other investments....................         4       68          4          45          4         41
   FHLB Stock...........................     5,148    5,148      3,999       3,999      3,009      3,009
                                           -------  -------    -------     -------    -------    -------
     Total investments..................   $31,023  $31,603    $18,963     $19,428    $22,962    $23,977
                                           =======  =======    =======     =======    =======    =======


     The following table sets forth the carrying values, market values and average yields for the Association's investment portfolio by maturity, call date or repricing date, whichever is first, at December 31, 1997.

                              One Year or Less    One to Five Years  Five to Ten Years       Total Securities
                             ------------------  ------------------  ------------------  --------------------------
                                       Weighted            Weighted            Weighted                    Weighted
                             Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Market   Average
                              Value     Yield     Value     Yield     Value      Yield    Value     Value    Yield
                             --------  --------  --------  --------  --------  --------  --------  ------  --------
                                                               (Dollars in thousands)
Investment Securities:
U.S. Treasury securities...  $    --       --%   $4,993     6.97%    $4,976     7.35%    $9,969   $10,485   7.16%

Sources of Funds

     General. The lending and investment activities are predominantly funded by savings deposits, borrowings, interest and principal payments on loans and other investments and loan origination fees.

     Deposits. Deposits serve as the predominant source of funds. The Association offers interest rates on deposits that are usually among the highest rates offered in the Greater Pittsburgh market area to maintain a strong depositor base. Deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. The Association relies on its competitive pricing policies and customer service to maintain deposit growth. In addition, the Association has sought to increase its deposit base by emphasizing certificates
of deposit with terms ranging from three months to 10 years.   The Association's
policy of offering aggressively priced deposit products has produced an overall increase in total deposits of 41.8%, from $349.0 million at December 31, 1993 to $495.1 million at December 31, 1997. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The following table presents the deposit activity for the periods indicated.

                                                  For the Years Ended December 31,
                                                  --------------------------------
                                                      1997       1996       1995
                                                  ----------   --------   --------
                                                           (In thousands)
Deposits..........................................  $720,943   $805,469   $730,809
Withdrawals.......................................   725,033    725,862    714,030
                                                    --------   --------   --------
Net increase (decrease) before interest credited..    (4,090)    79,607     16,779
Interest credited.................................    15,204     12,923     10,951
                                                    --------   --------   --------
Net increase in deposits..........................  $ 11,114   $ 92,530   $ 27,730
                                                    ========   ========   ========


     The following table indicates the amount of the certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 1997.

                                          Amount
                                      ---------------
                                       (In thousands)
Maturity Period:
   Three months or less...........        $ 9,348
   Over three through six months..          5,391
   Over six through 12 months.....         11,971
   Over 12 months.................         11,118
                                          -------
      Total.......................        $37,828
                                          =======

     The following table sets forth the distribution of the average deposit accounts and borrowings for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                 Year Ended December 31,
                              ----------------------------------------------------------------------------------------------------
                                          1997                             1996                              1995
                              ------------------------------  --------------------------------   ---------------------------------
                                                    Weighted                           Weighted                          Weighted
                                                    Average                            Average                            Average
                              Average                Nominal  Average                  Nominal   Average                  Nominal
                              Balance   Interest      Rate    Balance   Interest        Rate     Balance     Interest      Rate
                              --------  --------    --------  --------  --------      --------   --------    --------     --------
                                                                 (Dollars in Thousands)
Money market and NOW
  deposits..................  $ 46,798   $ 1,092      2.33%  $ 42,088   $ 1,040         2.47%     $ 40,388   $ 1,069      2.65%

Savings deposits............    78,400     2,288      2.92     81,715     2,314         2.83        85,020     2,371      2.79

Certificates of deposit.....   388,660    23,306      6.00    323,199   $18,504         5.73       256,350    14,992      5.85

Borrowings..................   103,250     5,643      5.47      5,833       191         3.27            --        --        --
                              --------   -------             --------   -------                   --------   -------
    Total interest-bearing
      liabilities...........
                              $617,108   $32,329      5.24%  $452,825   $22,409         4.87%     $381,758   $18,432      4.83%
                              ========   =======             ========   =======                   ========   =======

  The following table presents the amount of certificate accounts outstanding based upon original contractual periods to maturity, at December 31, 1997, and based upon contracted rates, at December 31, 1996 and 1995.

                                      Period to Maturity from December 31, 1997                At December 31,
                       -----------------------------------------------------------------------------------------
                                                        Three     Four
                           Less      One to   Two to      to       to     Five to    Total
                           Than One   Two     Three     Four      Five      Ten    December
                           Year      Years    Years     Years     Years    Years   31, 1997     1996      1995
                       -----------------------------------------------------------------------------------------
                                                        (In thousands)
Certificate Accounts:
  3.00% to 5.50%.......    $41,292  $ 22,091  $ 3,853   $ 3,674     $  2  $ 4,020   $ 74,932  $113,357  $118,737
  5.501% to 6.00%......     29,919    85,835    9,673    22,649      253    8,556    156,885   121,968    60,213
  6.001% to 6.50%......         --    51,708   16,178    26,234      213   21,158    115,491    98,368    60,420
  6.501% to 7.50%......         --        --       --    11,429      148   14,623     26,200    30,860    30,460
  7.501% to 8.50%......         --        --       --        --       --    2,855      2,855     3,630     5,259
  8.501% to 9.50%......         --        --       --        --       --    3,559      3,559     4,345     4,579
  9.501% to 10.50%.....         --        --       --        --       --      282        282       266       573
                           -------  --------  -------   -------     ----  -------   --------  --------  --------
                           $71,211  $159,634  $29,704   $63,986     $616  $55,053   $380,204  $372,794  $280,241
                           =======  ========  =======   =======     ====  =======   ========  ========  ========


Borrowings

     Borrowings are used in conjunction with deposits in funding the operating and investment activity of the Association. At December 31, 1997, the Association had borrowings of $90.0 million. Of these borrowings, $70.0 million had a contractual maturity of five years at a rate of 5.46%. The remaining $20.0 million in borrowings had an overnight rate of 6.50%. The borrowings are secured by the assets of the Association.


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

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. No multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% Tier I capital (to total assets) ratio and an 8% total capital (to risk-weighted assets) ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage Tier I capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the total capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and total risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Association met each of its capital requirements and it is anticipated that the Association will not be subject to the interest rate risk component.

     The following table presents the Association's capital position at December 31, 1997 relative to fully phased-in regulatory requirements.

                                                                                      To Be Well
                                                                                  Capitalized Under
                                                                   For Capital         Prompt
                                                                    Adequacy      Correction Action
                                                    Actual          Purposes         Provisions
                                                ----------------------------------------------------
                                                Amount   Ratio   Amount   Ratio    Amount     Ratio
                                                -------  ------  -------  ------  ---------  -------
As of December 31, 1997
    Total Capital (to risk-weighted assets)...  $72,523  23.39%  $24,810   8.00%    $31,012   10.00%
    Tier I Capital (to risk-weighted assets)..   71,808  23.15%      N/A    N/A      18,607    6.00%
    Tier I Capital (to total assets)..........   71,808  10.59%   20,341   3.00%     33,902    5.00%
    Tangible Capital..........................   71,808  10.59%   10,171   1.50%        N/A     N/A

Liquidation Account

     In accordance with OTS conversion regulations, a liquidation account was established in an amount equal to the retained earnings of the Association as of June 30, 1995, which approximated $37.4 million. In the unlikely event of liquidation of the Association, eligible account holders would be entitled to receive distributions of any assets remaining after payment of all creditors' claims, but before any distributions are made to the Association's stockholders, equal to their proportionate interests at that time in the liquidation account.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I capital to risk-weighted assets is at least 6%, its ratio of Tier I to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the last 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $2.5 million on a pre-tax basis and $1.5 million on an after-tax basis.

     The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rate sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Association's assessment rate for fiscal 1997 was 6.5 basis points and the premium paid for this period was $261,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS were introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow federal savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Association's limit on loans to one borrower was $5.8 million. At December 31, 1997, the Association's largest aggregate outstanding balance of loans to one borrower was $439,000.

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

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Association maintained 99.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Association was a Tier 1 Association.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. During 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Association's liquidity ratio for December 31, 1997 was 19.1%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1997 totalled $139,000.

     Branching.   OTS regulations permit nationwide branching by federally
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total
transaction accounts in excess of $49.3 million.   The first $4.4 million of
otherwise reservable balances (subject to adjustments by the

Federal Reserve Board) were exempted from the reserve requirements. The Association maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 million to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For its 1997 taxable year, the Company is subject to a maximum federal income tax rate of 35%.

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

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI method of accounting for bad debts is no longer available for any financial institution.

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

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under section 162 of the Code in the year of payment.

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

State and Local Taxation

     The Association is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Association's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of net interest expense incurred to carry the obligations is disallowed as a deduction. Three year carryforwards of losses are allowed. The Company is subject to the Capital Stock Tax of the Commonwealth of Pennsylvania and the Franchise Tax of the state of Delaware.

Personnel

     As of December 31, 1997, the Association had 52 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.

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

     See the proxy for submission of matters to a vote of security holders.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on page 50 in the Registrant's 1997 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the dividend restrictions for Registrant's common stock appears under Note 12 to the "Notes to Consolidated Financial Statements Years Ended December 31, 1997, 1996 and 1995" on page 35 in the Registrant's 1997 Annual Report to stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The above-captioned information appears under "Selected Financial and Other Data of the Company" in the Registrant's 1997 Annual Report to Stockholders on pages 2 and 3 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 8 through 20 and is incorporated herein by reference.

Item 7.a.    Quantitative and Qualitative Disclosure About Market Risks.

       The above-captioned information appears under the headings "Interest Rate Sensitivity Analysis" and "Net Portfolio Value" in the registrant's 1997 Annual Report to Stockholders on pages 10 through 12 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of First Bell Bancorp, Inc. and its subsidiary, together with the report thereon by Deloitte & Touche LLP appears in the Registrant's 1997 Annual Report to Stockholders on pages 21 through 47 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998, at pages 5 and 6.

Item 11.  Executive Compensation

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998, at pages 8 through 16 (excluding the Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998, at pages 3, 5 and 6.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998, at page 16.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.


                                                                 PAGE

   Independent Auditors Report.................................     21

   Consolidated Balance Sheets for the
     December 31, 1997 and 1996................................     24

   Consolidated Statements of Income for the
     Years Ended December 31, 1997, 1996 and 1995..............     25

   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1997, 1996 and 1995......     26

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995..............     27

   Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1997, 1996 and 1995..............  28-47

   The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of First Bell Bancorp, Inc.*
         3.2  Bylaws of First Bell Bancorp, Inc.*
         4.0  Stock Certificate of First Bell Bancorp, Inc.*
         10.1 First Bell Bancorp, Inc. 1995 Master Stock Option Plan**
         10.2 Bell Federal Savings and Loan Association of Bellevue Master Stock Compensation Plan**
         10.5 Form of Bell Federal Savings and Loan Association of Bellevue Supplemental Executive Retirement Plan*

         10.6 Employment Agreement between First Bell Bancorp, Inc. and certain executive officers, including Messrs. Eckert and Hinds*
         10.7 Employment Agreement between Bell Federal Savings and Loan Association of Bellevue and certain executive officers, including Messrs. Eckert and Hinds*
         11.0 Computation of earnings per share (filed herewith)
         13.0 Portions of the 1997 Annual Report to Stockholders (filed herewith)
         23.0 Consent of Independent Accountant (filed herewith)
         27.0 Financial Data Schedule (filed herewith)
         99.0 Proxy Statement for 1998 Annual Meeting of Stockholders to be held on April 27, 1988 and previously filed on March 20, 1998 is herein incorporated by reference.

     (b) Reports on Form 8-K

         None.

         __________________________________
         * Incorporated herein by reference into this document from the Exhibits to the Form S-1, Registration Statement, originally filed on November 9, 1994, as amended and declared effective on May 9, 1995, Registration No. 33-86160.

         ** Incorporated herein by reference into this document from the Exhibits (Appendices) to the Proxy Statement for the Annual Meeting of Stockholders held on April 29, 1996, filed on March 22, 1996.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       March 17, 1997        By:  /s/ Albert H. Eckert II
       ------------------------        -------------------------------------
                                  Albert H. Eckert II,
                                  President, Chief Executive Officer
                                  and Director

Date:        March 17, 1997       By: /s/ Jeffrey M. Hinds
       ------------------------       --------------------------------------
                                  Jeffrey M. Hinds
                                  Executive Vice President, Chief Financial
                                  Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Albert H. Eckert, II      President, Chief Executive          March 17, 1997
----------------------------  Officer and Director                --------
Albert H. Eckert, II


/s/ Jeffrey M. Hinds           Executive Vice President,          March 17, 1997
-----------------------------  Chief Financial Officer and        --------
Jeffrey M. Hinds               Director


/s/ David F. Figgins                                              March 17, 1997
-----------------------------  Vice President and                 --------
David F. Figgins               Director


/s/ Thomas J. Jackson, Jr.     Director                           March 17, 1997
----------------------------                                      --------
Thomas J. Jackson, Jr.


/s/ Robert C. Baierl           Secretary and Director             March 17, 1997
-----------------------------                                     --------
Robert C. Baierl


/s/ William S. McMinn          Vice President and                 March 17, 1997
--------------------------     Director                           --------
William S. McMinn

/s/ Peter E. Reinert           Director                           March 17, 1997
-----------------------------                                     --------
Peter E. Reinert


/s/ Jack W. Schweiger          Director                           March 17, 1997
---------------------------                                       --------
Jack W. Schweiger


/s/ Theodore R. Dixon          Director                           March 17, 1997
---------------------------                                       --------
Theodore R. Dixon