Form 10-Q
period 1998-03-31
FIRST BELL BANCORP INC
filed 1998-05-14
CIK 932697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,524,557 shares of common stock, par value $.01 per share, were outstanding as of May 14, 1998.

                            FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                        PAGE
                                                                        ----

PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets at March 31, 1998
               and December 31, 1997, (unaudited).....................     2

               Consolidated Statements of Income and Comprehensive
               Income for the Three Months Ended March 31, 1998
               and 1997, (unaudited)..................................     3

               Consolidated Statements of Changes in
               Stockholders' Equity for the Three Months Ended
               March 31, 1998 and 1997, (unaudited)...................     4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and 1997,
               (unaudited)............................................     5

               Notes to Unaudited Consolidated Financial Statements...     6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........     7

     Item 3    Quantitative and Qualitative Disclosure About
               Market Risk............................................    12

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings......................................    12

     Item 2    Changes in Securities..................................    12

     Item 3    Defaults Upon Senior Securities........................    12

     Item 4    Submission of Matters to a Vote of Security Holders....    12

     Item 5    Other Information......................................    12

     Item 6    Exhibits and Reports on Form 8-K.......................    13

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                                                         MARCH 31,                 DECEMBER 31
ASSETS:                                                                                    1998                        1997
                                                                                         --------                    -------
Cash:
   Cash on-hand.........................................................                 $    819                    $   872
   Non-interest-bearing deposits........................................                    1,164                      1,708
   Interest-bearing deposits............................................                   16,344                     21,943
                                                                                         --------                    -------
      Total cash........................................................                   18,327                     24,523
Mortgage-backed securities-available for sale, at fair value (cost of
   $31,654 at December 31, 1997............................................                     -                     31,885

Federal funds sold......................................................                   24,725                      1,550
Investment securities - at cost (fair value of $10,551 and
   $10,553 at March 31, 1998 and December 31, 1997, respectively).......                    9,975                      9,973
Investment securities available for sale, at fair value (cost of $22,564
   and $15,928 at March 31, 1998 and December 31, 1997, respectively)...                   22,648                     15,902
Conventional mortgage loans - net of allowance for
   loan losses of $735 and $715 at March 31, 1998 and
   December 31, 1997, respectively......................................                  575,115                    578,487
Other loans, net........................................................                      862                        907
Real estate owned.......................................................                       85                         --
Properties and equipment, net...........................................                    3,440                      3,492
Federal Home Loan Bank stock, at cost...................................                    5,148                      5,148
Accrued interest receivable.............................................                    3,386                      3,202

Other assets............................................................                      921                        615
                                                                                         --------                    -------
   Total assets.........................................................                 $664,632                   $675,684
                                                                                         ========                    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Passbook, club and other accounts....................................                 $ 69,292                   $ 67,587
   Money market and NOW accounts........................................                   48,329                     47,264

   Certificate accounts.................................................                  356,431                    380,204
                                                                                         --------                    -------
       Total deposits...................................................                  474,052                    495,055
Borrowings..............................................................                   95,000                     90,000
Advances by borrowers for taxes and insurance...........................                   12,524                     12,226
Accrued interest on deposits............................................                    2,409                        535
Accrued interest on borrowings..........................................                      566                        332
Accrued income taxes....................................................                    1,273                        229
Deferred income tax liability...........................................                    1,702                      1,725
Dividend payable on common stock........................................                      575                        575

Other liabilities.......................................................                    1,968                      2,024
                                                                                         --------                    -------
   Total liabilities....................................................                  590,069                    602,701
Stockholders' equity:
   Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
      no shares issued or outstanding)..................................                       --                         --
   Common stock ($0.01 par value; 20,000,000 shares authorized;
      8,596,250 issued; 6,523,920 outstanding at March 31, 1998
      6,510,625 outstanding at December 31, 1997........................                       86                         86
   Paid-in capital......................................................                   61,391                     61,371
   Unearned ESOP shares (588,033 and 596,088 shares at March 31, 1998
    and December 31, 1997, respectively)................................                  (4,160)                    (4,217)
   Unearned MRP shares (307,798 shares at March 31, 1998 and
      December 31, 1997, respectively)..................................                  (4,290)                    (4,290)
   Treasury stock at cost (2,072,330 shares and 2,085,625 shares at
      March 31, 1998 and December 31, 1997, respectively) ..............                 (31,860)                   (32,077)
                                                                                               52                        117
   Accumulated other comprehensive income, net of taxes.................                   53,344                     51,993
   Retained earnings....................................................                 --------                    -------
Total Stockholders' Equity..............................................                   74,563                     72,983

Total Liabilities and Stockholders' Equity..............................                 $664,632                   $675,684
                                                                                         ========                    =======

                            FIRST BELL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                      THREE MONTHS     THREE MONTHS
                                                          ENDED            ENDED
                                                     MARCH 31, 1998   MARCH 31, 1997
                                                     ---------------  ---------------
Interest income:
 Conventional mortgage loans                                $10,694          $ 9,966
 Interest-bearing deposits                                      344              268
 Mortgage-backed securities                                     283              772
 Federal funds sold                                             167              339
 Investment securities                                          387              635
 Other loans                                                     15               17
 Federal Home Loan Bank stock                                    83               76
                                                            -------          -------
   Total interest and dividend income                        11,973           12,073

 Interest expense on deposits                                 6,271            6,422
 Interest expense on borrowings                               1,265            1,217
                                                            -------          -------
   Total interest expense                                     7,536            7,639

   Net interest income                                        4,437            4,434

Provision for loan losses                                        20               20
                                                            -------          -------

   Net interest income after provision
   for loan losses                                            4,417            4,414

Other income:
 Loan fees and service charges                                  101              127
 Gains on sales of investment                                    97               --
 Other income                                                     8                3
                                                            -------          -------
   Total other income                                           206              130

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits                815              685
 Federal insurance premiums                                      81               18
 Office occupancy expense, excluding depreciation               124              130
 Depreciation                                                    71               73
 Computer services                                               56               55
 Other expenses                                                 253              211
                                                            -------          -------
   Total general and administrative expenses                  1,400            1,172

   Net income before taxes                                    3,223            3,372

Provision for income taxes:
 Current:
   Federal                                                    1,028            1,008
   State                                                        248              258
 Deferred expense (credit)                                       21              110
                                                            -------          -------
Total provision for income taxes                              1,297            1,376

 Net income                                                 $ 1,926          $ 1,996
                                                            =======          =======

Other comprehensive income, net of taxes
 Unrealized loss on investments                                 (65)            (100)
                                                            -------          -------

 Comprehensive income                                       $ 1,861          $ 1,896
                                                            =======          =======

Primary earnings per share                                    $0.34            $0.30
                                                            -------          -------
Fully diluted earnings per share                              $0.33            $0.29
                                                            -------          -------
Weighted average shares outstanding                           6,516            7,612
                                                            =======          =======

                            FIRST BELL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)
                                   (unaudited)

                                      Number                                                 Accumulated
                                      Common          Additional Unearned           Unearned Comprehensive
                                       Stock  Common   Paid-in    ESOP     Treasury    MRP     Income        Retained
                                      Shares   Stock   Capital   Shares     Stock    Shares  Net of Taxes    Earnings  Total
                                    -------- -------- ---------  -------   -------- -------- ------------    --------  -----
Balance at December 31, 1996          7,758    $  86  $61,063  $(4,454)   ($11,684)  ($4,792)          --     $46,214 $ 86,433
Purchase of treasury stock             (956)                               (15,537)                                    (15,537)
Allocation of ESOP shares                                  61       60                                                     121
Dividend payable ($0.10)                                                                                         (618)    (618)
Change in unrealized gain or
  loss, net of taxes                                                                                 (100)                (100)
Net income                                                                                                      1,996    1,996
                                    -------- -------- ------- -------    --------   -------- ------------     -------- --------
Balance at March 31, 1997             6,802    $  86  $61,124 $(4,394)   ($27,221)  ($4,792)        $(100)     $47,592 $ 72,295
                                    ======== ======== ======= =======    ========   ======== ============     ======== ========

Balance at December 31, 1997          6,511    $  86  $61,371 $(4,217)   $(32,077)  $(4,290)         $117      $51,993 $ 72,983
Exercise of Options                      13               (76)                217                                           141
Allocation of ESOP shares                                  96      57                                                       153
Dividend payable ($0.10)                                                                                          (575)    (575)
Change in accumulated comprehensive
  income, net of taxes                                                                                (65)                  (65)
Net income                                                                                                       1,926    1,926
                                    -------- -------- ------- -------    --------   -------- ------------     -------- --------
Balance at March 31, 1998             6,524    $  86  $61,391 $(4,160)   $(31,860)  $(4,290)          $52      $53,344 $ 74,563
                                    ======== ======== ======= =======    ========   ======== ============     ======== ========

                            FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                 Three Months Ended  Three Months Ended
                                                                                   March 31, 1998      March 31, 1997
                                                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $  1,926            $  1,996
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                                71                  73
    Deferred income taxes                                                                       21                 109
    Amortization of premiums and accretion of discounts                                          8                  66
    Provision for loan losses                                                                   20                  20
    Compensation expense-allocation of ESOP and MRP shares                                     313                 121
    Gain on sale of mortgage-backed securities                                                 (97)                 --
    Loss on sale of real estate owned                                                           --                   5
    Increase or decrease in assets and liabilities
    Accrued interest receivable                                                               (183)               (779)
    Accrued interest on deposits                                                             1,875               1,763
    Accrued interest on borrowings                                                             234                 (32)
    Accrued income taxes                                                                     1,044               1,039
    Other assets                                                                              (305)                  4
    Other liabilities                                                                         (219)                211
                                                                                          --------            --------

 Net cash provided by operating activities                                                   4,708               4,596
                                                                                          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                                     (16,636)            (25,947)
 Purchase of mortgage-backed securities, available for sale                                     --             (61,926)
 (Purchase)/maturity of Federal Funds                                                      (23,175)             45,175
 Maturity of investment securities, available for sale                                      10,000                  --
 Principal paydowns on mortgage-backed securities, available for sale                        1,402               2,095
 Net proceeds from sale of mortgage-backed securities, available for sale                   30,352                  --
 Net (increase)/decrease in conventional mortgage loans                                      3,266             (20,828)
 Net increase in other loans                                                                    45                 (15)
 Purchase of Federal Home Loan Bank stock                                                       --              (2,001)
 Net proceeds from sale of real estate owned                                                    --                  35
 Purchase of premises and equipment                                                            (19)                (23)
                                                                                          --------            --------

    Net cash provided/(used) in investing activities                                         5,235             (63,435)
                                                                                          --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                                   2,770               4,743
 Net increase/(decrease) in certificate accounts                                           (23,773)              8,515
 Advances by borrowers for taxes and insurance                                                 297                 777
 Net increase in borrowings                                                                  5,000              50,000
 Dividend paid                                                                                (575)               (713)
 Options exercised                                                                             142                  --
 Purchase of treasury stock                                                                     --             (15,537)
                                                                                          --------            --------

    Net cash (used)/provided by financing activities                                       (16,139)             47,785
                                                                                          --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   (6,196)            (11,054)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            24,523              26,406
                                                                                          --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 18,327            $ 15,352
                                                                                          ========            ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                                  $  4,396            $  4,659
    Interest on borrowings                                                                   1,032               1,249
    Income taxes                                                                               233                 266
Noncash Transactions:
 Transfer from conventional loans to real estate acquired through foreclosure                   85                  29
 Increase in additional paid-in capital-ESOP allocation and options exercised                   20                  61
 Unrealized appreciation/(depreciation) on securities available for sale                        84                (163)
 Transfers from conventional mortgage loans to conventional mortgage loans,
  available for sale                                                                            --              10,065

                           FIRST BELL BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


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

  The consolidated balance sheet as of March 31, 1998 and related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1997.

  Private Securities Litigation Reform Act Safe Harbor Statement
  --------------------------------------------------------------

  In addition to historical information, this 10-Q includes certain forward looking statements based on current management expectations. Examples of this forward looking information can be found in, but are not limited to, the allowance for losses discussion and the quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at March 31, 1998 and December 31, 1997.
-------------------------------------------------------------------------

Assets. Total assets decreased by $11.1 million, or 1.6% to $664.6 million at March 31, 1998, from $675.7 million at December 31, 1997. The decrease was the result of a decrease in mortgage-backed securities of $31.9 million, cash of $6.2 million and conventional mortgage loans of $3.4 million. Offsetting these decreases were increases of $23.2 in federal funds sold and $6.7 million in investment securities. Mortgage-backed securities at March 31, 1998 were zero compared to $31.9 million at December 31, 1997. All of the mortgage-backed securities were sold during the first quarter of 1998 which resulted in a gain of $97,000. Total cash declined $6.2 million or 25.3% to $18.3 million at March 31, 1998 from $24.5 million at December 31, 1997. The decrease was the result of net cash of $16.1 million being used for financing activities offset by net cash provided by operating activities of $4.7 million and by investing activities of $5.2 million. Conventional mortgage loans decreased by $3.4 million or 1.0% to $575.1 million at March 31, 1998 from $578.5 million at December 31, 1997. The decrease was primarily the result of principle payments and prepayments of $21.0 million offset by conventional mortgage loan originations of $16.2 million. Reducing the impact of the above decreases was an increase in federal funds sold of $23.2 million to $24.7 million at March 31, 1998 from $1.5 at December 31, 1997. The increase was the result of the proceeds from the sale of the mortgage-backed securities being temporarily
invested in federal funds sold.   Investment securities have increased to $32.6
million at March 31, 1998 from $25.9 million at December 31, 1997. The $6.7 million or 26.1% increase was the result of the purchase of $16.6 million of investment securities offset by the maturity of $10.0 million. As of March 31, 1998, the Company had committed to purchase $14.3 million in investment securities in the second quarter of 1998.

Liabilities. Total liabilities declined by $12.6 million or 2.1% to $590.1 million at March 31, 1998 from $602.7 million at December 31, 1997. The decrease was the result of deposits declining by $21.0 million offset by an increase in borrowings of $5.0 million, accrued interest on borrowings of $1.9 million and accrued income taxes of $1.0 million. Total deposits at March 31, 1998 were $474.1 million compared to $495.1 million at December 31, 1997. The decrease of $21.0 million or 4.2% was the result of certificate accounts decreasing by $23.8 million or 6.3% to $356.4 million at March 31, 1998 from $380.2 million at December 31, 1997. The decrease in certificate accounts was the result of the withdrawal of high cost institutional retail accounts. Borrowings increased to $95.0 at March 31, 1998 from $90.0 million at December 31, 1997. The $5.0 million or 5.6% increase was used to assist in the funding of the operation of the Association. Accrued interest on deposits increased by $1.9 million or 350.3%, to $2.4 million at March 31, 1998 from $535,000 at December 31, 1997. The increase is attributable to the timing of interest payments on certificate accounts. Accrued income taxes at March 31, 1998 were $1.3 million compared to $229,000 at December 31, 1997. The $1.0 million or $455.9% increase can also be attributable to the timing of the federal estimated income tax deposit for the first quarter.

  Capital. Total stockholders' equity increased by $1.6 million or 2.2% to $74.6 million at March 31, 1998 from $73.0 million at December 31, 1997. The increase was the result of net income of $1.9 million and the exercise of stock options of $217,000. Offsetting these increases were dividends of $575,000.

  Liquidity and Capital Resources. The Company's primary sources of funds are deposits, borrowings, and principle and interest payments on loans, mortgage-backed securities and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

  The primary investing activities of the Company for the three months ended March 31, 1998 was the purchase of $23.2 million in federal funds, the purchase of $16.6 million in investment securities and the origination of $16.2 million of conventional mortgage loans. Sources of funds for the quarter ended March 31, 1998 were net proceeds of $30.4 million from the sale of the mortgage-backed securities, $21.0 million in principle payment and prepayments, $10.0 from the maturity of investment securities, and the $5.0 million increase in borrowings. In addition, $23.8 million in high cost certificate accounts were withdrawn during the three months ended March 31, 1998.

  The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity is currently 4.0%. The Association's average liquidity ratio was 12.5% for the quarter ended March 31, 1998. The Association's most liquid assets are cash and short-term investments. The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 1998, assets qualifying for liquidity, including cash and investments, totalled $45.9 million.

  At March 31, 1998, the Association's capital exceeded all of the capital requirements of the OTS. The Association's tangible, Tier I (core) capital (to total assets), Tier 1 capital (to risk-based assets) and risk-based capital (to risk-based assets) ratios were 10.9%, 10.9%, 23.3% and 23.5%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective regulations of the OTS.

Comparison of Results of Operations for the Three Months ended March 31, 1998
-----------------------------------------------------------------------------
and 1997.
--------

  General. Net income decreased by $70,000 or 3.5% for the three months ended March 31, 1998 to $1.9 million from $2.0 million for the three months ended March 31, 1997. The decrease was the result of general and administrative expenses increasing by $228,000 or 19.5% to $1.4 million for the quarter ended March 31, 1998 from $1.2 million for the comparable 1997 period. Offsetting the increase in general and administrative expenses was a decrease in income taxes of $79,000 and an increase in other income of $76,000.

  Interest Income. Interest income for the three months ended March 31, 1998 decreased by $100,000 or 1.0% to $12.0 million from $12.1 million for the three months ended March 31, 1997. The decrease was the result of interest earned on mortgage-backed securities, investment securities, and federal funds sold declining by a total of $909,000. Offsetting these decreases was an increase in interest earned on conventional mortgage loans and interest-bearing deposits that totalled $804,000. Interest earned on mortgage-backed securities decreased by $489,000 or 63.3% to $283,000 for the quarter ended March 31, 1998 from $772,000 for the comparable 1997 period. The decrease was the result of the sale of mortgage-backed securities during the first quarter of 1998. Interest earned on investment securities decreased by $248,000 or 39.1% to $387,000 for the three months ended March 31, 1998 from $635,000 for the three months ended March 31, 1997. The decrease was the result of the average balance in investment securities decreasing by $9.0 million or 27.4% to $23.9 million for the quarter ended March 31, 1998 from $32.9 million for the comparable 1997 period. Interest earned on federal funds sold for the three months ended March 31, 1998 was $167,000 compared to $339,000 for the three months ended March 31, 1997. The $172,000 or 50.7% decrease, was the result of the average balance in federal funds sold decreasing by $22.7 million or 64.6% to $12.5 million for the quarter ended March 31, 1998 from $35.2 million for the comparable 1997 period. Reducing the impact of the decline in the average federal funds balance was a 12 basis points increase in the average rate earned. The rate increased 5.44% for the three months ended March 31, 1998 from 5.32% for the comparable 1997 period. Interest on conventional mortgages increased by $728,000 or 7.3% to $10.7 million for the three months ended March 31, 1998 from $10.0 million for the three months ended March 31, 1997. The increase was the result of the average balance of conventional mortgage loans increasing by $37.9 million, or 7.0% to $576.8 million for the quarter ended March 31, 1998 from $538.9 million for the comparable 1997 period. Interest earned on interest-bearing deposits increased $76,000 or 28.4% to $344,000 for the three months ended March 31, 1998 from $268,000 for the three months ended March 31, 1997. The increase was the result of the average balance in interest-bearing deposits increasing by $3.2 million or 15.5% to $24.3 million for the three months ended March 31, 1998 from $21.1 million for the three months ended March 31, 1997. In addition, there was a 23 basis point increase on the average rate on interest-bearing deposits going to 5.44% for the quarter ended March 31, 1998 from 5.21% for the comparable 1997 period.

  Interest Expense. Interest expense for the three-months ended March 31, 1998 decreased by a $103,000 or 1.3% to $7.5 million from $7.6 million for the three months ended March 31, 1997. The decrease was the result of interest expense on deposits declining by $151,000 or 2.4% to $6.3 million for the three months ended March 31, 1998 from $6.4 million for the comparable 1997 period. Interest expense on deposits decreased as a result of the average balance on certificate accounts declining by $15.7 million or 4.1% to $365.5 million for the quarter ended March 31, 1998 from $381.2 million for the quarter ended March 31, 1997. Offsetting the decrease was an increase in interest expense on borrowings of $48,000 or 3.9%. This increase was the result of the average balance of borrowings rising to $93.3 million for the first quarter of 1998 from $91.6 million for the first quarter of 1997. Also contributing to the increase in interest expense on borrowings was a ten basis points increase on the average interest rate paid on borrowings. For the three months ended March 31, 1998, the average rate was 5.42% compared to 5.32% for the comparable 1997 period.

  Net Interest Income. Net interest income increased by $3,000. The increase was the result of interest expense decreasing by $103,000 and interest income decreasing by $100,000.

  Provision for Loan Losses. A $20,000 provision for loan losses was recorded during quarters ended March 31, 1998 and 1997. At March 31, 1998, non-performing assets were $471,000 compared to $634,000 at December 31, 1997 and the allowance for loan losses equaled 156.1% of total non-performing assets, as compared to 112.8% at December 31, 1997. For the three-months ended March 31, 1998 and 1997, no loans were charged off. Management believes that the current level of loan loss reserves is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 1998.

  Other Income. Other income for the three months ended March 31, 1998 was $206,000 as compared to $130,000 for the three months ended March 31, 1997. The $76,000, or 58.5% increase, was the result of the $97,000 gain on the sale of the mortgage-backed securities as previously discussed. Offsetting this gain was a $26,000 decline in loan fees and service charges. The decrease was the result of a decline in servicing income loans sold to the Federal National Mortgage Association ("FNMA"). The decrease in servicing income was the result of principle prepayments on the FNMA loans.

  General and Administrative Expenses. General and administrative expenses increased by $228,000 or 19.5% to $1.4 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. The increase was the result of increases in compensation, payroll taxes and fringe benefits, federal insurance premiums and other expenses. Compensation, payroll taxes and fringe benefits rose to $815,000 for the quarter ended March 31, 1998 from $685,000 for the comparable 1997 period. The $130,000 or 19.0% increase was the result of the increased cost of the employee stock programs due to the rise in the average price of the Company's common stock. Federal insurance premiums increased by $63,000 or 3.5 times that of the 1997 expenses. The increase was the result of an increase in the base used to determine the premium from the first quarter of 1998 compared to the first quarter of 1997. In addition, a 1996 federal insurance refund was recorded in the first quarter of 1997. Other expenses increased by $42,000 or 19.9% to $253,000 for the quarter ended March 31, 1998 from $211,000 for the comparable 1997 period. This increase was the result of additional expenses incurred in the operation of the Company.

  Income Taxes. Income taxes decreased by $79,000 or 5.7% to $1.3 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The decrease was the result of net income before taxes declining to $3.2 million for the period from $3.4 million for the 1997 period. In addition, the deferred tax liability increased by $21,000 for the three months ended March 31, 1998 as compared to $109,000 for the three months ended March 31, 1997.

    Preparation for the Year 2000. Many computer systems may not correctly process information with dates beyond December 31, 1999 due to programming assumptions that were made as computer applications were developed. The Company has assessed its primary business information system with respect to the compatibility with the Year 2000. A plan has been approved by the Company's Board of Directors to ensure that the operation of the Company remains uninterrupted. It is not expected that the related costs will have a material effect on the Company's operating income, liquidity or capital resources. However, the Company is dependent on outside vendors, who may incur disruptions as a result of the Year 2000. Accordingly, no assurance can be given that the Company's results of operations will not be adversely affected by this industry-wide issue.

  Recent Accounting Pronouncements. Reporting Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and as applicable to interim periods. The Company currently has one component of other comprehensive income which includes unrealized gains or losses on securities available for sale which are detailed as follows:

                                               March 31, 1998                 March 31, 1997
                                       ------------------------------  -----------------------------
                                       Before Tax         Net-of-Tax   Before Tax        Net-of-tax
                                         Amount     Tax     Amount       Amount     Tax    Amount
                                       -----------  ----  -----------  -----------  ---  -----------
Unrealized gains or losses
  on securities:
    Unrealized holding losses
     arising during the period              $ (11)   $ 5        $( 6)       $(163)  $63       $(100)

    Less:  reclassification adjust-
      ment for gains realized in
      net income                              (97)    38         (59)          --    --          --
                                            -----    ---        ----   ----------   ---  ----------

    Net realized gains                       (108)    43         (65)        (163)   63        (100)
                                                     ---        ----   ----------   ---  ----------

Other comprehensive income                  $(108)   $43        $(65)       $(163)  $63       $(100)
                                            =====    ===        ====   ==========   ===  ==========

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for financial statements for the year ended December 31, 1998.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1997 to March 31, 1998. However, the OTS results are not yet available for the quarter ended March 31, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1997.

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  May 14, 1998                 /s/ Albert H. Eckert, II
                                    --------------------------------------
                                    Albert H. Eckert, II
                                    President and Chief Executive Officer



Date:  May 14, 1998                 /s/ Jeffrey M. Hinds
                                    --------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and
                                    Chief Financial Officer (Principal
                                    Accounting Officer)