Form 10-Q
period 1998-06-30
FIRST BELL BANCORP INC
filed 1998-08-12
CIK 932697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,497,702 shares of common stock, par value $.01 per share, were outstanding as of August 14, 1998.

                            FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                   PAGE
                                                                                   ----

PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets June 30, 1998 (unaudited)
               and December 31, 1997 (audited)...................................     2

               Consolidated Statements of Income and Comprehensive Income
               for the Three and Six Months Ended June 30, 1998
               and 1997, (unaudited).............................................     3

               Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 1998 and 1997, (unaudited)......     4

               Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1998 and 1997, (unaudited)...............................     5


               Notes to Unaudited Consolidated Financial Statements..............     6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................     7

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.........    13


PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.................................................    13

     Item 2    Changes in Securities.............................................    13

     Item 3    Defaults Upon Senior Securities...................................    13

     Item 4    Submission of Matters to a Vote of Security Holders...............    13

     Item 5    Other Information.................................................    14

     Item 6    Exhibits and Reports on Form 8-K..................................    14

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                           FIRST BELL BANCORP, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (In Thousands)

                                                                                         JUNE 30,                DECEMBER 31,
                                                                                           1998                     1997
                                                                                        ----------               -----------
ASSETS:
Cash:                                                                                   (unaudited)                (audited)
   Cash on-hand.........................................................                 $    712                    $   872
   Non-interest-bearing deposits........................................                    1,850                      1,708
   Interest-bearing deposits............................................                   24,719                     21,943
                                                                                        ----------               -----------
      Total cash........................................................                   27,281                     24,523
Mortgage-backed securities-held for sale, at fair value (cost of $0
  and $31,654 at June 30, 1998 and December 31, 1997, respectively).....                       --                     31,885
Federal funds sold......................................................                   36,475                      1,550
Investment securities held to maturity - at cost (fair value of $10,567
  and $10,553 at June 30, 1998 and December 31, 1997, respectively).....                    9,973                      9,973
Investment securities held for sale, at fair value (cost of $94,404 and
  $15,928  at June 30, 1998 and December 31, 1997, respectively)........                   94,892                     15,902
Conventional mortgage loans - net of allowance for
   loan losses of $745 and $715 at June 30, 1998 and
   December 31, 1997, respectively......................................                  570,214                    578,487
Other loans, net........................................................                      773                        907
Real estate owned.......................................................                       65                         --
Properties and equipment, net...........................................                    3,381                      3,492
Federal Home Loan Bank stock, at cost...................................                    9,000                      5,148
Accrued interest receivable.............................................                    3,589                      3,202
Other assets............................................................                      995                        615
                                                                                        ----------               -----------
   Total assets.........................................................                 $756,638                   $675,684
                                                                                        ==========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Passbook, club and other accounts....................................                 $ 69,823                   $ 67,587
   Money market and NOW accounts........................................                   47,196                     47,264
   Certificate accounts.................................................                  357,231                    380,204
                                                                                        ----------               -----------
       Total deposits...................................................                  474,250                    495,055

Borrowings..............................................................                  180,000                     90,000
Advances by borrowers for taxes and insurance...........................                   16,044                     12,226
Accrued interest on deposits............................................                    4,131                        535
Accrued interest on borrowings..........................................                      667                        332
Accrued income taxes....................................................                      168                        229
Deferred income tax liability...........................................                    1,880                      1,725
Dividend payable on common stock........................................                      575                        575
Other liabilities.......................................................                    2,054                      2,024
                                                                                        ----------               -----------
   Total liabilities....................................................                  679,769                    602,701

Stockholders' equity:
   Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
      no shares issued or outstanding)..................................                       --                         --
   Common stock ($0.01 par value; 20,000,000 shares authorized;
      8,596,250 issued; 6,524,557 outstanding at June 30, 1998
      6,510,150 outstanding at December 31, 1997........................                       86                         86
   Paid-in capital......................................................                   61,560                     61,371
   Unearned ESOP shares (579,978 and 596,088 shares at June 30, 1998
    and December 31, 1997, respectively)................................                  (4,102)                    (4,217)
   Unearned MRP shares (275,441 shares at June 30, 1998 and 307,798 at
      December 31, 1997, respectively)..................................                  (3,839)                    (4,290)
   Treasury stock (2,071,694 shares and 2,085,625 shares at June 30,
      1998 and December 31, 1997, respectively) ........................                 (31,849)                   (32,077)
   Accumulated other comprehensive income, net of taxes.................                      287                        117
   Retained earnings....................................................                   54,726                     51,993
                                                                                        ----------               -----------
Total Stockholders' Equity..............................................                   76,869                     72,983

Total Liabilities and Stockholders' Equity..............................                 $756,638                   $675,684
                                                                                        ==========               ===========


                            FIRST BELL BANCORP, INC.
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                     THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED          ENDED          ENDED
                                                     JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997
                                                     -------------  -------------  -------------  -------------
Interest income:
 Conventional mortgage loans                               $10,637        $10,425        $21,331        $20,390
 Interest-bearing deposits                                     272            311            616            579
 Mortgage-backed securities                                      0            882            283          1,654
 Federal funds sold                                            276            137            443            476
 Investment securities                                         950            666          1,337          1,301
 Other loans                                                    14             17             29             35
 Federal Home Loan Bank stock                                  104             95            187            171
                                                           -------        -------        -------        -------
   Total interest and dividend income                       12,253         12,533         24,226         24,606

 Interest expense on deposits                                6,126          6,672         12,396         13,094
 Interest expense on borrowings                              1,643          1,651          2,909          2,868
                                                           -------        -------        -------        -------
   Total interest expense                                    7,769          8,323         15,305         15,962

   Net interest income                                       4,484          4,210          8,921          8,644

Provision for loan losses                                       10             30             30             50
                                                           -------        -------        -------        -------

   Net interest income after provision
   for loan losses                                           4,474          4,180          8,891          8,594

Other income:
 Loan fees and service charges                                 120            112            221            239
 Gain on sale of loans and securities                           --            258             97            258
 Miscellaneous income                                            3             40             11             43
                                                           -------        -------        -------        -------
   Total other income                                          123            410            329            540

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits               848            718          1,663          1,403
 Federal insurance premiums                                     78             80            159             98
 Office occupancy expense, excluding depreciation              127            128            251            258
 Depreciation                                                   71             74            142            147
 Computer services                                              56             54            111            109
 Other expenses                                                224            245            479            456
                                                           -------        -------        -------        -------
   Total general and administrative expense                  1,404          1,299          2,805          2,471

Net Income before provision for income taxes                 3,193          3,291          6,415          6,663

Provision for income taxes:
 Current:
   Federal                                                     990            951          2,018          1,959
   State                                                       231            256            480            514
 Deferred expense (credit)                                      14            170             34            280
                                                           -------        -------        -------        -------
Total provision for income taxes                             1,235          1,377          2,532          2,753

 Net income                                                $ 1,958        $ 1,914        $ 3,883        $ 3,910
                                                           =======        =======        =======        =======

Other comprehensive income, net of taxes,
 unrealized gain on investments                                235            199            170             99
                                                           -------        -------        -------        -------

Comprehensive income                                       $ 2,193        $ 2,113        $ 4,053        $ 4,009
                                                           =======        =======        =======        =======

Basic earnings per share                                     $0.35          $0.34          $0.69          $0.64
                                                           -------        -------        -------        -------
Diluted earnings per share                                   $0.33          $0.32          $0.65          $0.61
                                                           -------        -------        -------        -------
Weighted average shares outstanding                          6,524          6,517          6,520          7,061
                                                           =======        =======        =======        =======

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)
                                  (Unaudited)


                                                                                                      Accumulated
                                     Number                                                          Other Com-
                                     Common           Additional   Unearned                          prehensive
                                     Stock    Common    Paid-in      ESOP      Treasury      MRP     Income, Net  Retained
                                     Shares   Stock     Capital     Shares      Stock       Stock    of Taxes     Earnings    Total
                                  --------------------------------------------------------------------------------------------------


Balance at December 31, 1996          7,758      $86     $61,063    $(4,454)   ($11 684)   ($4,792)    --         $46,214  $ 86,433
Purchase of treasury stock           (1,247)                                    (20,393)                                    (20,393)

Allocation of ESOP shares                                    129        109                                                     238
Allocation and adjustments of
  MRP shares                                                   8                               502                    581     1,091
Dividend on common stock ($0.10)                                                                                   (1,204)    1,204)

Change in unrealized gain or
  loss, net of taxes                                                                                   99                        99
Net income                                                                                                          3,910     3,910
                                     ------      ---     -------    -------    --------    -------   ----         -------  --------
Balance at June 30, 1997              6,511      $86     $61,200    $(4,345)   $(32,077)   ($4,290)  $ 99         $49,501  $ 70,174
                                     ======      ===     =======    =======    ========    =======   ====         =======  =========

Balance at December 31, 1997          6,511      $86     $61,371    $(4,217)   $(32,077)  $ (4,290)  $117         $51,993  $ 72,983
Exercised of Options                     13                  (79)                   228                                         149
Allocation of ESOP                                           201        115                                                     316
Allocation of MRP Shares                                      67                               451                              518
Dividend on common stock ($0.10)                                                                                   (1,150)   (1,150)
Change in unrealized gain or
  loss, net of taxes                                                                                  170                       170
Net income                                                                                                          3,883     3,883
                                     ------      ---     -------    -------    --------    -------   ----         -------  --------
Balance at June 30, 1998              6,524      $86     $61,560    $(4,102)   $(31,849)   $(3,839)  $287         $54,726  $ 76,869
                                     ======      ===     =======    =======    ========    =======   ====         =======  =========


                            FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                             Six Months Ended   Six Months Ended
                                                                               June 30, 1998      June 30, 1997
                                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  3,883           $  3,910
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                          142                147
    Deferred income taxes                                                                  34                280
    Amortization of premiums and accretion of discounts                                     1                111
    Provision for loan losses                                                              30                 50
    Compensation expense-allocation of ESOP and MRP shares                                642                513
    Gain on sale of mortgage-backed securities, available for sale                        (97)                --
    Gain on sale of real estate owned                                                      --                (31)
    Gain on sale of conventional mortgage loans                                            --               (258)
    Net proceeds from sale of conventional mortgage loans                                  --             19,839
    Increase or decrease in assets and liabilities
      Accrued interest receivable                                                        (386)              (875)
      Accrued interest on deposits                                                      3,597              3,525
      Accrued interest on borrowings                                                      335                185
      Accrued income taxes                                                                (61)                74
      Other assets                                                                       (380)              (988)
      Other liabilities                                                                   220              1,469
                                                                                     --------           --------

 Net cash provided by operating activities                                              7,960             27,951
                                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                                (89,758)           (25,947)
 Purchase of mortgage-backed securities, available for sale                                --            (71,545)
 (Purchase)/maturity of Federal Funds                                                 (34,925)            71,275
 Maturity of investment securities, available for sale                                 10,000              5,000
 Principal paydowns on mortgage-backed securities, available for sale                   1,402              6,087
 Principal paydowns on investment securities, available for sale                        1,287                 --
 Net proceeds from sale of mortgage-backed securities, available for sale              30,352                 --
 Net increase/(decrease) in conventional mortgage loans                                 8,178            (57,447)
 Net decrease in other loans                                                              134                 62
 Purchase of Federal Home Loan Bank stock                                              (3,852)            (1,901)
 Net proceeds from sale of real estate owned                                               --                260
 Purchase of premises and equipment                                                       (31)               (63)
                                                                                     --------           --------

    Net cash used in investing activities                                             (77,213)           (74,219)
                                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                              2,168              3,388
 Net increase/(decrease) in certificate accounts                                      (22,973)            22,899
 Net increase in advances by borrowers for taxes and insurance                          3,818              4,917
 Net increase in borrowings                                                            90,000             38,000
 Dividend paid                                                                         (1,150)              (750)
 Options exercised                                                                        149                 --
 Purchase of treasury stock                                                                --            (20,394)
                                                                                     --------           --------

    Net cash provided by financing activities                                          72,012             48,060
                                                                                     --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,759              1,792

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       24,523             26,406
                                                                                     --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 27,281           $ 28,198
                                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                             $  8,800           $  9,569
    Interest on borrowings                                                              2,574              2,683
    Income taxes                                                                        2,452              2,424

Noncash transactions:
    Transfers from conventional loans to real estate acquired through foreclosure          85                 94
    Increase in additional paid-in capital-ESOP allocation and options exercised          189                136
    Unrealized appreciation/(depreciation) on securities available for sale               484                167
    Transfers from conventional mortgage loans to conventional mortgage loans,             --             29,989
     available for sale

                           FIRST BELL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997


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

  The consolidated balance sheet as of June 30, 1998 and related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for the six and three months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1997.

  Private Securities and Litigation Reform Act Safe Harbor Statement
  ------------------------------------------------------------------

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at June 30, 1998 and December 31, 1997.
------------------------------------------------------------------------

Assets. Total assets increased by $80.9 million, or 12.0% to $756.6 million at June 30, 1998 from $675.7 million at December 31, 1997. The increase in total assets was the result of increases in other investment securities of $79.0 million, federal funds sold of $34.9 million and Federal Home Loan Bank ("FHLB") stock of $3.9 million. Offsetting these increases were decreases of $31.9 million in mortgage-backed securities and $8.3 million in conventional mortgage loans. Other investment securities increased by $79.0 million or 305.3% to $104.9 million at June 30, 1998 from $25.9 million at December 31, 1997. The increase was the result of the purchase of $89.8 million of investment securities. These securities consisted of municipal securities and Collateralized Mortgage Obligations ("CMO'S"). Federal funds sold at June 30, 1998 was $36.5 million compared to $1.6 million at December 31, 1997. The $34.9 million increase was the result of the additional borrowing the Company made at the end of the second quarter being temporarily invested in the federal funds sold. The funds will be used to purchase municipal securities, of which $25.8 million was committed at June 30, 1998 and to help maintain the required liquidity levels. FHLB stock increased $3.9 million or 74.8% to $9.0 million at June 30, 1998 from $5.1 million at December 31, 1997. This increase was the result of a higher minimal balance required by the FHLB due to the additional borrowings. Reducing the effect of the above increases was a decrease in mortgage-backed securities of $31.9 million to zero at June 30, 1998. All of the mortgage-backed securities were sold in the first quarter of 1998 that resulted in a gain of $97,000. In addition, conventional mortgage loans decreased by $8.3 million or 1.5% to $570.2 million at June 30, 1998 from $578.5 million at December 31, 1998. The decrease was the result of payments and prepayments of $48.0 million offset by $35.1 in conventional mortgage loans originated through June 30, 1998 and an increase of home equity loans of $1.2 million. During the second quarter, the Association began offering home equity installment and line of credit loans to homeowners in its lending territory.

Liabilities. Liabilities increased by $77.1 million or 12.8% to $679.8 million at June 30, 1998 from $602.7 million at December 31, 1997. The increase was the result of increases of $90.0 million in borrowings, $3.8 million in advances by borrowers for taxes and insurance and $3.6 million in accrued interest on deposits. Offsetting these increases was a decrease in deposits of $20.8 million. Borrowings increased by $90.0 million or 100% to $180.0 million at June 30, 1998 from $90.0 million at December 31, 1997. The additional borrowings were needed to fund the purchase of municipal securities. Advances by borrowers for taxes and insurance increased by $3.8 million or 31.2% to $16.0 million at June 30, 1998 from $12.2 million at December 31, 1997. The increase was the result of the collection of funds for taxes and insurance for future payments. Accrued interest at June 30, 1998 was $4.1 million compared to $535,000 at December 31, 1997. The $3.6 million increase is attributable to the timing of interest payments on certificate accounts. Total deposits declined by $20.8 million or 4.2% to $474.3 at June 30, 1998 from $495.1 million at December 31, 1997. The decrease was the result of certificate accounts declining by $23.0 million or 6.0% to $357.2 million at June 30, 1998 from $380.2 million at December 31, 1997. The decrease was the result of the withdrawal of high cost institutional retail accounts.

Capital. Total stockholders' equity increased by $3.9 million or 5.3% to $76.9 million at June 30, 1998 from $73.0 million at December 31, 1997. The increase was the result of net income of $3.9 million. In addition, MRP and ESOP allocations and the exercise of options resulted in an increase of stockholders' equity of $983,000. This was offset by dividends declared of $1.2 million.

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

  The primary investing activities of the Company for the six months ended June 30, 1998 was the purchase of $89.8 million of investment securities, available-for-sale and the origination of $35.1 million of conventional mortgage loans.
In addition, there was net withdrawals of $20.8 in deposits. Sources of funds for the quarter ended June 30, 1998 were an additional $90.0 million in borrowings, $48.0 million of principal payments and prepayments, net proceeds of $30.4 million from the sale of the mortgage-backed securities and $10.0 million from the maturity of investment securities.

  The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity balance is currently 4.0%. The Association's average liquidity ratio was 9.4% for the quarter ended June 30, 1998. The Association's most liquid assets are cash and short-term investments.

  The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1998, assets qualifying for liquidity, including cash and investments, totaled $65.6 million.

  At June 30, 1998, the Association's capital exceeded all of the capital requirements of the OTS. The Association's tangible, Tier I (core) capital (to total assets), Tier I Capital (to risk-based assets) and risk-based capital (to risk-based assets) ratios were 9.7%, 9.7%, 22.1%, and 22.3%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Six and Three Months ended June 30,
-------------------------------------------------------------------------------
1998 and 1997.
-------------

  General. Net income for the six months ended June 30, 1998 and 1997 remained stable at $3.9 million. Net interest income for the six months ended June 30, 1998 increased by $277,000 or 3.2% to $8.9 million from $8.6 million for the comparable 1997 period. Income taxes decreased by $221,000 or 8.0% to $2.5 million from $2.8 million for the six months ended June 30, 1998 and 1997, respectively. Offsetting these increases to net income was an increase in other expenses of $334,000 or 13.5% to $2.8 million for the six months ended June 30, 1998 from $2.5 million for the comparable 1997 period. In addition, other income declined by $211,000 or 39.1% to $329,000 for the six months ended June 30, 1998 from $540,000 for the six months ended June 30, 1997.

  Net income for the three months ended June 30, 1998 increased by $44,000 or 2.3% to $2.0 million from $1.9 million for the three months ended June 30, 1997. The increase was the result of net interest income increasing by $274,000 or 6.5% to $4.5 million for the quarter ended June 30, 1998 from $4.2 million for the comparable 1997 period. Income taxes declined to $1.2 million for the three months ended June 30, 1998 from $1.4 million for the three months ended June 30, 1997. Again, offsetting these increases to net income was an increase of $105,000 in other expenses and other income declining by $287,000.

  Interest Income. The interest income for the six months ended June 30, 1998 is the tax equivalent interest income. Tax equivalent interest income is being used because interest earned on investment securities included tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable taxable assets. Therefore, it is more meaningful to analyze interest income on a tax-equivalent basis. The Company held no tax-exempt securities during the first six months of 1997. Actual interest income for the six months ended June 30, 1998 was $24.1 million with a tax equivalent adjustment to interest income of $109,000. Interest income declined $380,000 or 1.5% to $24.2 million for the six months ended June 30, 1998 from $24.6 million for the comparable 1997 period. The decrease was primarily the result of a decline in interest on mortgage-backed securities offset by an increase in interest on conventional mortgage loans. Interest on mortgage-backed securities for the six months ended June 30, 1998 was $283,000 compared to $1.7 million for the six months ended June 30, 1997. The $1.4 million decrease was the result of the sale of all the mortgage-backed securities in the first quarter of 1998. Interest on conventional mortgage loans increased by $941,000 or 4.6% to $21.3 million for the first quarter of 1998 from $20.4 million for the comparable 1997 period.
The increase was the result of the average balance of conventional mortgage loans increasing by $26.4 million or 4.8% for the six months ended June 30, 1998 to $575.4 from $549.0 million for the six months ended June 30, 1997.

  For the quarter ended June 30, 1998, interest income decreased by $280,000 or 2.2% to $12.3 million from $12.5 million for the quarter ended June 30, 1997. Again, interest income is the tax equivalent interest income. The decrease was the result of a decline in interest on mortgage-backed securities offset by increases in interest on investment securities, conventional mortgage loans and federal funds sold. Interest on mortgage-backed securities was zero for the quarter ended June 30, 1998 compared to $882,000 for the quarter ended June 30, 1997. This was the result of the sale of the mortgage-backed securities. Interest on investment securities increased by $284,000 or 42.6% to $950,000 for the quarter ended June 30, 1998 from $666,000 for the quarter June 30, 1997.
The increase was the result of the average balance in investment securities increasing by $17.8 million or 46.2% to $56.4 million for the quarter ended June 30, 1998 from $38.6 million for the comparable 1997 period. Reducing the impact of the increase in the average balance was a 16 basis points decline on the average yield earned on investment securities. The average yields were 6.74% and 6.90% for the quarters ended June 30, 1998 and 1997, respectively. Interest on conventional mortgage loans increased

$212,000 or 2.0% to $10.6 million for the three months ended June 30, 1998 from $10.4 million for the three months ended June 30, 1997. The increase was primarily the result of the average balance of conventional mortgage loans rising to $574.1 million for the quarter ended June 30, 1998 from $560.8 million for the comparable 1997 period. Interest on federal funds sold increased by $139,000 or 101.5% to $276,000 for the quarter ended June 30, 1998 from $137,000 for the quarter ended June 30, 1997. The increase was the result of the average balance increasing by $10.3 million to $19.9 million for the quarter ended June 30, 1998 from $9.6 million for the comparable 1997 period.

  Interest Expense. Interest expense for the six months ended June 30, 1998 was $15.3 million compared to $16.0 million for the six months ended June 30, 1997. The $657,000 or 4.1% decline was primarily the result of the average balance of deposit accounts and advances by borrowers for taxes and insurance decreasing to $492.8 million for the six months ended June 30, 1998 from $510.6 million for the comparable 1997 period.

  Interest expense for the quarter ended June 30, 1998 decreased by $554,000 or 6.7% to $7.8 million from $8.3 million for the quarter ended June 30, 1997. Again, the decrease was the result of the average balance of deposit accounts and advances by borrowers for taxes and insurance decreasing to $488.0 million for the quarter ended June 30, 1998 from $516.8 million for the comparable 1997 period.

  Net Interest Income. Net interest income for the six months ended June 30, 1998 increased by $277,000 or 3.2% to $8.9 million from $8.6 million for the six months ended June 30, 1997. The increase was obtained by lowering interest expense by $657,000 while interest income decrease decreased by $380,000.

  For the quarter ended June 30, 1998, net interest income increased by $274,000 or 6.5%. Again, interest expense was reduced by $554,000 while interest income decreased by $280,000.

  Provision for Loan Losses. The provision for loan losses decreased by $20,000 for the six and three months ended June 30, 1998 as compared to the six and three months ended June 30, 1997. The decrease to the provision was the result of the decline of the balance in conventional mortgage loans since December 31, 1997. At June 30, 1998, non-performing assets were $390,000 compared to $634,000 at December 31, 1997. The allowance for loan losses equaled 191.0% of total non-performing assets, as compared to 112.8% at December 31, 1997. For the six months ended June 30, 1998 and 1997, no loans were charged off. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in the future periods which could be substantial in relation to the size of the allowance at June 30, 1998.

  Other Income. Other income for the six month period ended June 30, 1998 decreased by $211,000 or 39.1% to $329,000 from $540,000 for the six months ended June 30, 1997. The decrease was primarily the result of gain on sales of loans and investments decreasing by $161,000. In 1997, the sale of conventional mortgage loans resulted in a gain of $258,000 compared to the gain of $97,000 on the sale of the mortgage-backed securities in 1998. In addition, miscellaneous income declined by $32,000 as the result of a gain of $31,000 on sale of real estate owned in 1997.

  Other income for the quarter ended June 30, 1998 was $123,000 compared to $410,000 for the quarter ended June 30, 1997. Again, this was the result of the gains on the sale of conventional mortgage loans and real estate owned in 1997.

  General and Administrative Expenses. General and administrative expenses increased by $334,000 or 13.5% to $2.8 million for the six months ended June 30, 1998 compared to $2.5 million for the six months ended June 30, 1997. The increase was the result of increases in compensation, payroll taxes and fringe benefits and federal insurance premiums. Compensation, payroll taxes and fringe benefits increased $260,000 or 18.5% for the six months ended June 30, 1998 to $1.7 million from $1.4 million for the comparable 1997 period as the result of the increased cost of the employee stock programs due to the rise in the average price of the Company's common stock. Federal insurance premiums for the six months ended June 30, 1998 was $159,000 compared to $98,000 for the six months ended June 30, 1997. The $61,000 or 62.2% increase was the result of a 1996 federal insurance refund that was recorded in their first quarter of 1997.

  General and administrative expenses for the quarter ended June 30, 1998 increased by $105,000 or 8.1% to $1.4 million from $1.3 million for the quarter ended June 30, 1997. The increase was primarily the result of compensation, payroll taxes and fringe benefits increasing by $130,000 due to the increase in the average price of the Company's common stock.

  Income Taxes. Income taxes decreased by $221,000 and $142,000 for the six and three months ended June 30, 1998 and 1997, respectively. The decrease was the result of a decline in net income before taxes for the six and three months ended June 30, 1998 and 1997, respectively.

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

  Recent Accounting Pronouncements. Reporting Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements as applicable to interim periods. The Company currently has one component of other comprehensive income which includes unrealized gains or losses on securities available for sale which are detailed as follows:

                                      Six Months Ended June 30, 1998    Six Month Ended June 30, 1997
                                     ---------------------------------  ------------------------------
                                     Before Tax            Net-of-Tax  Before Tax          Net-of-tax
                                       Amount       Tax      Amount      Amount     Tax       Amount
                                     -----------  -------  -----------  -------  --------  -----------
Unrealized gains or losses
 on securities:
  Unrealized holding gains
   arising during the period               $389    $(160)        $229      $167    $ (68)         $ 99

  Less:  reclassification adjust-
    ment for gains realized in
    net income                              (97)      38          (59)       --       --            --
                                           ----    -----         ----   -------  -------   -----------

  Net realized gains                        292     (122)         170       167      (68)           99
                                           ----    -----         ----   -------  -------   -----------

Other comprehensive income                 $292    $(122)        $170      $167    $ (68)         $ 99
                                           ====    =====         ====   =======  =======   ===========


                                        Quarter Ended June 30, 1998      Quarter Ended June 30, 1997
                                     --------------------------------- -------------------------------
                                     Before Tax            Net-of-Tax   Before Tax          Net-of-tax
                                       Amount       Tax      Amount      Amount     Tax       Amount
                                     -----------  -------  -----------  -------  --------  -----------
Unrealized gains or losses
 on securities:
  Unrealized holding gains
   arising during the period               $400    $(165)        $235      $331    $(132)         $199
                                           ----    -----         ----   -------  -------   -----------

  Net realized gains                        400     (165)         235       331     (132)          199
                                           ----    -----         ----   -------  -------   -----------

Other comprehensive income                 $400    $(165)        $235      $331    $(132)         $199
                                           ====    =====         ====   =======  =======   ===========

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revised employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for financial statements for the year ending December 31, 1998.

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. First Bell has not yet determined the impact that this standard will have on the financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1997 to June 30, 1998. However, the OTS results are not yet available for the quarter ended June 30, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) The Holding Company held an Annual Meeting of Stockholders on April 27, 1998.

      (b) The names of each Director elected at the Annual Meeting for three year terms ending in the year 2001 and votes cast are as follows:

                                      For     Withheld
                                   ---------  --------

         Robert C. Baierl          5,872,770    38,875
         Jeffrey M. Hinds          5,868,901    42,744
         Thomas J. Jackson, Jr.    5,871,266    40,329

         The names of the Directors whose term of office continued after the Annual Meeting are as follows:

         Albert H. Eckert                     Jack W. Schweiger
         Robert C. Baierl                     Theodore R. Dixon
         William S. McMinn                    Peter E. Reinert

     (c) A brief description of each matter voted on and the number of yes and no votes cast:

         (i) Ratification of Deloitte & Touche LLP as independent auditor of First Bell Bancorp, Inc. for the fiscal year ending December 31, 1998

                    For             Against               Abstain
                    ---             -------               -------

                  5,843,820           53,462               14,363

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  August 14, 1998              /s/  Albert H. Eckert, II
                                    --------------------------------------------
                                    Albert H. Eckert, III
                                    President and Chief Executive Officer



Date:  August 14, 1998              /s/ Jeffrey M. Hinds
                                    --------------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)