Form 10-Q
period 1998-09-30
FIRST BELL BANCORP INC
filed 1998-11-16
CIK 932697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,228,202 shares of common stock, par value $.01 per share, were outstanding as of November 16, 1998.

                            FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                    PAGE
                                                                                    ----
PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets September 30, 1998 (unaudited)
               and December 31, 1997 (audited)...................................    2

               Consolidated Statements of Income and Comprehensive Income for the
               Three and Nine Months Ended September 30, 1998
               and 1997, (unaudited).............................................    3

               Consolidated Statements of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 1998 and 1997,
               (unaudited).......................................................    4

               Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1998 and 1997, (unaudited)..........................    5


               Notes to Unaudited Consolidated Financial Statements..............    7

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................    8

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.........   15


PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.................................................   16

     Item 2    Changes in Securities.............................................   16

     Item 3    Defaults Upon Senior Securities...................................   16

     Item 4    Submission of Matters to a Vote of Security Holders...............   16

     Item 5    Other Information.................................................   16

     Item 6    Exhibits and Reports on Form 8-K..................................   16

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                                           1998            1997
                                                                                                         --------        --------
ASSETS:                                                                                                 (unaudited)      (audited)

Cash:
   Cash on-hand......................................................................................     $    919       $    872
   Non-interest-bearing deposits.....................................................................        1,843          1,708
   Interest-bearing deposits.........................................................................       21,339         21,943
                                                                                                          --------       --------
      Total cash.....................................................................................       24,101         24,523
Mortgage-backed securities-held for sale, at fair value (cost of $31,654
  at December 31, 1997)..............................................................................           --         31,885
Federal funds sold...................................................................................       19,150          1,550
Investment securities held to maturity - at cost (fair value of $10,794 and
   $10,553 at September 30, 1998 and December 31, 1997, respectively)................................        9,978          9,973
Investment securities available for sale, at fair value (cost of $118,835 and $15,940 at
   September 30, 1998 and December 31, 1997, respectively)...........................................      120,645         15,902
Conventional mortgage loans - net of allowance for
   loan losses of $775 and $715 at September 30, 1998 and
   December 31, 1997, respectively...................................................................      557,449        578,487
Other loans, net.....................................................................................          871            907
Real estate owned....................................................................................          124             --
Properties and equipment, net........................................................................        3,444          3,492
Federal Home Loan Bank stock, at cost................................................................        9,000          5,148
Accrued interest receivable..........................................................................        4,401          3,202
Other assets.........................................................................................        1,202            615
                                                                                                          --------       --------
   Total assets......................................................................................     $750,365       $675,684
                                                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Passbook, club and other accounts.................................................................     $ 71,975       $ 67,587
   Money market and NOW accounts.....................................................................       45,715         47,264
   Certificate accounts..............................................................................      361,528        380,204
                                                                                                          --------       --------
       Total deposits................................................................................      479,218        495,055

Borrowings...........................................................................................      180,000         90,000
Advances by borrowers for taxes and insurance........................................................        5,949         12,226
Accrued interest on deposits.........................................................................        5,246            535
Accrued interest on borrowings.......................................................................          835            332
Accrued income taxes.................................................................................          121            229
Deferred income tax liability........................................................................        2,445          1,725
Dividend payable on common stock.....................................................................          546            575
Other liabilities....................................................................................        1,867          2,024
                                                                                                          --------       --------
   Total liabilities.................................................................................      676,227        602,701

Stockholders' equity:
   Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
      no shares issued or outstanding)...............................................................           --             --
   Common stock ($0.01 par value; 20,000,000 shares authorized;
      8,596,250 issued; 6,228,202 outstanding at September 30, 1998
      6,510,625 outstanding at December 31, 1997.....................................................           86             86
   Paid-in capital...................................................................................       61,681         61,371
   Unearned ESOP shares (571,923 and 596,089 shares at September 30, 1998
    and December 31, 1997, respectively).............................................................       (4,045)        (4,217)
   Unearned MRP shares (275,441 and 307,798 shares at September 30, 1998 and
    December 31, 1997, respectively).................................................................       (3,839)        (4,290)
   Treasury stock (2,368,049 and 2,085,625 shares at September 30, 1998 and
    December 31, 1997, respectively) ................................................................      (36,923)       (32,077)
   Accumulated other comprehensive income, net of taxes..............................................        1,048            177
   Retained earnings.................................................................................       56,130         51,993
                                                                                                          --------       --------
Total Stockholders' Equity...........................................................................       74,138         72,983

Total Liabilities and Stockholders' Equity...........................................................     $750,365       $675,684
                                                                                                          ========       ========

                            FIRST BELL BANCORP, INC.
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                      THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                         ENDED            ENDED           ENDED           ENDED
                                                     Sept. 30, 1998  Sept. 30, 1997   Sept. 30, 1998  Sept. 30, 1997
                                                     --------------  ---------------  --------------  --------------
Interest income:
 Conventional mortgage loans                                $10,363         $10,440          $31,694         $30,830
 Interest-bearing deposits                                      297             412              912             991
 Mortgage-backed securities                                      --             998              284           2,652
 Federal funds sold                                             335              15              778             492
 Investment securities                                        1,625             625            2,854           1,926
 Other loans                                                     14              16               43              50
 Federal Home Loan Bank stock                                   148              94              335             265
                                                            -------         -------          -------         -------
   Total interest and dividend income                        12,782          12,600           36,900          37,206

 Interest expense on deposits                                 6,202           6,913           18,598          20,007
 Interest expense on borrowings                               2,561           1,610            5,470           4,478
                                                            -------         -------          -------         -------
   Total interest expense                                     8,763           8,523           24,068          24,485

   Net interest income                                        4,019           4,077           12,832          12,721

Provision for loan losses                                        30              --               60              50
                                                            -------         -------          -------         -------

   Net interest income after provision
   for loan losses                                            3,989           4,077           12,772          12,671

Other income:
 Loan fees and service charges                                  119             128              340             367
 Gain/(loss) on sale of loans and securities                     --              (8)              97             250
 Miscellaneous income                                            --              (2)              11              41
                                                            -------         -------          -------         -------
   Total other income                                           119             118              448             658

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits                809             784            2,472           2,188
 Federal insurance premiums                                      74              80              234             178
 Office occupancy expense, excluding depreciation               121              54              372             312
 Depreciation                                                    75              74              217             221
 Computer services                                               56              54              167             163
 Other expenses                                                 297             214              774             669
                                                            -------         -------          -------         -------
   Total general and administrative expense                   1,432           1,260            4,236           3,731

Net Income before provision for income taxes                  2,676           2,935            8,984           9,598

Provision for income taxes:
 Current:
   Federal                                                      537             811            2,462           2,770
   State                                                        189             248              654             762
 Deferred expense (credit)                                       --              30               34             310
                                                            -------         -------          -------         -------
Total provision for income taxes                                726           1,089            3,150           3,842

 Net income                                                 $ 1,950         $ 1,846          $ 5,834         $ 5,756
                                                            =======         =======          =======         =======

Other comprehensive income, net of taxes,
 unrealized gain on investments                                 761             183              931             282
                                                            -------         -------          -------         -------

Comprehensive income                                        $ 2,711         $ 2,029          $ 6,765         $ 6,038
                                                            =======         =======          =======         =======

Basic earnings per share                                      $0.35           $0.33            $1.04           $0.97
                                                            -------         -------          -------         -------
Diluted earnings per share                                    $0.34           $0.31            $0.99           $0.92
                                                            -------         -------          -------         -------
Weighted average shares outstanding                           5,809           5,907            5,894           6,257
                                                            =======         =======          =======         =======

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (In thousands)
                                  (Unaudited)


                                                                                                Accumulated
                                     Number                                                      Other Com-
                                     Common           Additional   Unearned                      prehensive
                                     Stock    Common    Paid-in      ESOP     Treasury     MRP   Income, Net Retained
                                    Shares    Stock     Capital     Shares      Stock     Stock   of Taxes   Earnings  Total
                                    -----------------------------------------------------------------------------------------

[zz]
Balance at December 31, 1996          7,758      $86     $61,063    $(4,454)  $(11 684)  $(4,792)      --  $46,214   $ 86,433
Purchase of treasury stock           (1,247)                                   (20,394)                               (20,394)
Allocation of ESOP shares                                    200        169                                               369
Allocation and adjustments of
  MRP shares                                                   8                             502               581      1,091
Dividend on common stock ($0.10)                                                                            (1,775)    (1,775)
Change in other comprehensive
  income                                                                                              282                 282
Net income                                                                                                   5,756      5,756
                                     ------      ---     -------    --------   --------   -------   ------  -------   --------
Balance at September 30, 1997         6,511      $86     $61,271    $(4,285)  $(32,078)  $(4,290)  $  282  $50,776   $ 71,762
                                     ======      ===     =======    ========  ========   =======   ======  =======   ========

Balance at December 31, 1997          6,511      $86     $61,371    $(4,217)  $(32,077)  $(4,290)  $  117  $51,993   $ 72,983
Purchase of treasury stock             (296)                                    (5,074)                                (5,074)
Exercise of Options                      13                  (43)                  228                                    185
Allocation of ESOP                                           286        172                                               458
Allocation of MRP Shares                                      67                             451                          518
Dividend on common stock ($0.10)                                                                            (1,697)    (1,697)
Change in other comprehensive
  income                                                                                              931                 931
Net income                                                                                                   5,834      5,834
                                     ------      ---     -------    -------   --------   -------   ------- --------  --------
Balance at September 30, 1998         6,228      $86     $61,681    $(4,045)  $(36,923)  $(3,839)  $1,048  $56,130   $ 74,138
                                     ======      ===     =======    =======   ========   =======   ======  =======   ========

                            FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                    Nine Months Ended    Nine Months Ended
                                                                                    September 30, 1998   September 30, 1997
                                                                                   -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $   5,834             $  5,756
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                            217                  221
    Deferred income taxes                                                                    34                  310
    Amortization of premiums and accretion of discounts                                     (10)                 185
    Provision for loan losses                                                                60                   50
    Compensation expense-allocation of ESOP and MRP shares                                  936                  785
    (Gain)/loss on sale of mortgage-backed securities, available for sale                   (97)                   8
    Loss/(Gain) on sale of real estate owned                                                  4                  (25)
    Gain on sale of conventional mortgage loans, available for sale                          --                 (258)
    Net proceeds from sale of conventional mortgage loans,
      available for sale                                                                     --               29,662
    Net proceeds from sale of mortgage-backed securities, available
      for sale                                                                           30,352               46,668
    Increase or decrease in assets and liabilities
      Accrued interest receivable                                                        (1,198)                (644)
      Accrued interest on deposits                                                        4,712                5,306
      Accrued interest on borrowings                                                        503                  216
      Accrued income taxes                                                                 (108)                  28
      Other assets                                                                         (587)              (1,268)
      Other liabilities                                                                     (82)                  50
                                                                                      ---------             --------

 Net cash provided by operating activities                                               40,570               87,050
                                                                                      ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                                 (115,391)             (25,947)
 Purchase of mortgage-backed securities, available for sale                                  --              (92,528)
 (Purchase)/maturity of Federal Funds                                                   (17,600)              72,050
 Maturity of investment securities, available for sale                                   10,000                5,000
 Principal paydowns on mortgage-backed securities, available for sale                     1,402               11,718
 Principal paydowns on investment securities, available for sale                          2,499                   --
 Net (increase)/decrease in conventional loans                                           20,806              (65,344)
 Net (increase)/decrease in other loans                                                      37                   (4)
 Purchase of Federal Home Loan Bank stock                                                (3,852)              (1,801)
 Net proceeds from sale of real estate owned                                                 43                  254
 Purchase of premises and equipment                                                        (169)                 (87)
                                                                                      ---------             --------

    Net cash used in investing activities                                              (102,225)             (96,689)
                                                                                      ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                                2,839                 (153)
 Net increase/(decrease) in certificate accounts                                        (18,676)              22,681
 Net increase in advances by borrowers for taxes and insurance                           (6,277)              (4,683)
 Net increase in borrowings                                                              90,000               16,000
 Dividends paid                                                                          (1,725)              (1,338)
 Options exercised                                                                          149                   --
 Purchases of treasury stock                                                             (5,074)             (20,393)
                                                                                      ---------             --------

    Net cash provided by financing activities                                            61,236               12,114
                                                                                      ---------             --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  (419)               2,475

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         24,520               26,406
                                                                                      ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  24,101             $ 28,881
                                                                                      =========             ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                              $  13,886             $ 14,701
    Interest on borrowings                                                                4,967                1,394
    Income taxes                                                                          3,187                3,530

Noncash transactions:
    Transfers from conventional loans to real estate acquired through foreclosure           191                   94
    Increase in additional paid-in capital-ESOP allocation and options exercised            310                  208
    Unrealized appreciation/(depreciation) on securities available for sale               1,810                  466
    Transfers from conventional mortgage loans to conventional mortgage loans,               --               29,989
     available for sale

                           FIRST BELL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

  The consolidated balance sheet as of September 30, 1998 and related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included in these financial statements. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

  Private Securities and Litigation Reform Act Safe Harbor Statement
  ------------------------------------------------------------------

  In addition to historical information, this 10-Q includes certain forward looking statements based on current management expectations. Examples of this forward looking information can be found in, but are not limited to, the allowance for losses discussion, the quantitative and qualitative disclosure about market risk and the Year 2000 compliance. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at September 30, 1998 and December 31, 1997.
-----------------------------------------------------------------------------

Assets. Total assets increased by $74.7 million, or 11.1% to $750.4 million at September 30, 1998 from $675.7 million at December 31, 1997. The increase was the result of increases in investment securities, federal funds sold, Federal Home Loan Bank ("FHLB") stock and accrued interest receivable. Offsetting these increases were decreases in mortgage-backed securities and conventional mortgage
loans.   Investment securities increased to $130.6 million at September 30, 1998 from $25.9 million at December 31, 1997. The $104.7 million or 404.8% increase was the result of the purchase of $115.4 million of municipal securities and Collateralized Mortgage Obligations ("CMO's") reduced by principle repayments on CMO's of $12.5 million. Federal funds sold increased by $17.6 million to $19.2 million at September 30, 1998 from $1.6 million at December 31, 1997. FHLB stock increased to $9.0 million at September 30, 1998 from $5.1 million at December 31, 1997. The $3.9 million or 74.8% increase was the result of a higher minimum balance required by the FHLB due to the additional borrowings in 1998. Accrued interest receivable increased by $1.2 million or 37.4% to $4.4 million at September 30, 1998 from $3.2 million at December 31, 1997. The increase was the result of interest earning assets increasing by $72.6 million at September 30, 1998 from December 31, 1997. Offsetting the above increases was a decrease of $31.9 million in mortgage-backed securities. The decrease was the result of the sale of the mortgage-backed securities during the first quarter of 1998, which resulted in a gain of $97,000. In addition, conventional mortgage loans decreased by $21.0 million or 3.6% to $557.4 million at September 30, 1998 from $578.4 million at December 31, 1997. The decrease was the result of principle payments and prepayments of $71.4 million offset by originations of conventional mortgage loans of $42.6 million and an increase in home equity loans of $2.8 million. During the second quarter of 1998, the Association began offering home equity installment and line of credit loans to homeowners in its lending territory.

Liabilities. Total liabilities at September 30, 1998 were $676.2 million compared to $602.7 million at December 31, 1997. The $73.5 or 12.2% increase was the result of increases in borrowings and accrued interest on deposits reduced by decreases in deposits and advances by borrowers for taxes and insurance. Borrowings increased by $90.0 million or 100% to $180.0 million at September 30, 1998 from $90.0 million at December 31, 1997. The additional borrowings were used to fund the purchase of the municipal securities, discussed
previously.   Accrued interest on deposits increased to $5.2 million at
September 30, 1998 from $535,000 at December 31, 1997. The $4.7 million increase is attributable to the timing of interest payments on certificate accounts. Deposits decreased by $15.8 million or 3.2% to $479.2 million at September 30, 1998 from $495.0 million at December 31, 1997. The decrease was primarily the result of certificate accounts declining by $18.7 million or 4.9% to $361.5 million at September 30, 1998 from $380.2 million at December 31, 1997. The decrease was the result of the withdrawal of high cost institutional retail accounts in the first quarter of fiscal 1998. Advances by borrowers for taxes and insurance declined by $6.3 million or 51.3% to $5.9 million at September 30, 1998 from $12.2 million at December 31, 1997. The decrease was the result of payments of property taxes on conventional mortgage loans serviced by the Association made during the third quarter.

Capital. Total stockholders' equity increased by $1.2 million or 1.6% to $74.1 million at September 30, 1998 from $73.0 million at December 31, 1997. The increase was the result of net income of $5.8 million and a $931,000 increase in accumulated other comprehensive income, net of taxes. Offsetting these increases was the $5.1 million purchase of treasury stock and $1.7 million in dividends declared.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits, borrowings, and principle and interest payments on loans and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

  The primary investing activities of the Company for the nine months ended September 30, 1998 was the purchase of $115.4 million of investment securities held as available-for-sale and the origination of $42.6 million in conventional mortgage loans. Sources of funds for the quarter ended September 30, 1998 were an additional $90.0 million in FHLB borrowings, $75.3 million in principal payments and prepayments of conventional mortgage loans and investments, $30.4 million from the sale of the mortgage-backed securities and $10.0 million from the maturity of investment securities. In addition, there were net withdrawals of $15.8 million in deposits.

  The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity balance is currently 4.0%. The Association's average liquidity ratio was 9.6% for the quarter ended September 30, 1998. The Association's most liquid assets are cash and short-term investments.

  The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 1998, assets qualifying for liquidity, including cash and investments, totaled $48.9 million.

  At September 30, 1998, the Association's capital exceeded all of the capital requirements of the OTS. The Association's tangible, Tier I (core) capital (to total assets), Tier I Capital (to risk-based assets) and risk-based capital (to risk-based assets) ratios were 9.7%, 9.7%, 22.2%, and 22.5%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Nine and Three Months ended
-----------------------------------------------------------------------
September 30, 1998 and 1997.
---------------------------

  General. Net income for the nine months ended September 30, 1998 and 1997 remained stable at $5.8 million. Tax equivalent net interest income increased by $755,000 or 5.9% to $13.4 million for the nine months ended September 30, 1998 from $12.7 million for the comparative 1997 period. Offsetting this increase was an increase in other expenses of $505,000 or 13.5% to $4.2 million for the nine months ended September 30, 1998 from $3.7 million for the nine months ended

September 30, 1997. In addition, other income declined to $448,000 from $658,000 for the nine months ended September 30, 1998 and 1997, respectively.

  Net income for the quarter ended September 30, 1998 increased by $104,000 or 5.6% to $2.0 million from $1.8 million for the comparative 1997 period. Net interest income increased by $478,000 or 11.7% to $4.6 million for the three months ended September 30, 1998 from $4.1 million for the three months ended September 30, 1997. Offsetting this increase were increases in income taxes of $173,000 and general and administrative expenses of $172,000.

  Interest Income. Interest income discussed in this section is the tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities include tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable taxable assets. Therefore, it is more meaningful to analyze interest income on a tax-equivalent basis. A tax equivalent increase of $644,000 has been made to interest on investment securities for the nine months ended September 30, 1998. The Company had no tax-exempt securities in 1997. Tax equivalent interest income for the nine months ended September 30, 1998 increased by $338,000 or 1.0% to $37.5 million from $37.2 million for the comparative 1997 period. The increase was the result of a rise in interest earned on investment securities , conventional mortgage loans, federal funds sold and FHLB stock offset by a decline in interest earned on mortgage-backed securities and interest bearing deposits. Interest earned on investment securities increased by $1.6 million or 81.6% to $3.5 million for the nine months ended September 30, 1998 from $1.9 million for the nine months ended September 30, 1997. The increase was the result of the average balance in investment securities increasing to $68.7 million from $36.0 million for the nine months ended September 30, 1998 and 1997, respectively. Interest income on conventional mortgage loans increased by $864,000 or 2.8% from $30.8 million for the comparable 1997 period. The increase was the result of the average balance of conventional mortgage loans increasing by $17.6 million or 3.2% to $571.6 million for the nine months ended September 30, 1998 from $554.0 million for the comparative 1997 period. In addition, interest on federal funds sold and dividends on FHLB stock increased by a total of $356,000 from the nine months ended September 30, 1998 from the nine months ended September 30, 1997. Offsetting these increases was a decrease of $2.4 million in interest earned on mortgage-backed securities due to sale of the remaining mortgage-backed securities during the first quarter of 1998. In addition, interest earned on interest-bearing deposits declined by $79,000 or 8.0% to $912,000 for the nine months ended September 30, 1998 from $991,000 for the comparable 1997 period. The decline was the result of the average balance of interest-bearing deposits declining to $22.4 million for the nine months ended September 30, 1998 from $24.1 million for the nine months ended September 30, 1997.

A tax equivalent increase of $536,000 was made for the quarter ended September 30, 1998. Tax equivalent interest income for the quarter ended September 30, 1998 increased by $718,000 or 5.7% to $13.3 million from $12.6 million for the quarter ended September 30, 1997. The increase was the result of interest earned on investment securities, federal funds sold and dividends on FHLB stock rising while interest earned on mortgage-backed securities and interest-bearing deposits were declining. Interest earned on investment securities increased by $1.5 million or 245.8% to $2.2 million for the quarter ended September 30, 1998 from $625,000 for the comparable 1997 period. The increase was the result of the average balance for investment securities increasing to $125.8 million for the quarter ended September 30, 1997 from $36.1 million for the quarter ended September 30, 1997. Interest on federal funds sold increased by $320,000 to $335,000 for the quarter ended September 30, 1998 from $15,000 for the quarter ended September 30, 1997. The increase was the result of the average balance increasing to $23.4 million for the quarter ended September 30, 1998 from $1.0 million for the comparable 1997 period. Dividends on FHLB stock increased by $54,000 or 57.4% to $148,000 for the quarter ended September 30, 1998 from $94,000 for the quarter ended September 30, 1997. The increase was the result of the average balance increasing by $3.2 million or 53.9% to $9.0 million for the quarter ended September 30, 1998 from $5.8 million for the quarter ended September 30, 1997. Interest on mortgage-backed securities was zero for the quarter ended September 30, 1998 compared to $998,000 for the quarter ended. This was the result of the sale of the mortgage-backed securities previously discussed. In addition, interest on interest-bearing deposits declined by $115,000 or 27.9% to $297,000 for the quarter ended September 30, 1998 from $412,000 for the quarter ended September 30, 1997. The decrease was the result of the average balance of interest-bearing deposits falling to $21.7 million for the quarter ended September 30, 1998 from $26.5 million for the comparable 1997 period.

Interest Expense. Interest expense for the nine months ended September 30, 1998 decreased by $417,000 or 1.7% to $24.1 million from $24.5 million for the nine months ended September 30, 1997. Interest expense on deposits decreased by $1.4 million or 7.0% to $18.6 million for the nine months ended September 30, 1998 from $20.0 million for the nine months ended September 30, 1997. The decrease was primarily the result of the decline of $30.2 million or 7.7% in the average balance of certificate accounts to $361.0 million for the nine months ended September 30, 1998 from $391.2 million for the nine months ended September 30, 1997. As discussed previously, the decline was the result of the withdrawal of high cost institutional retail accounts. Offsetting this decrease, was an increase in interest on borrowings to $5.5 million for the nine months ended September 30, 1998 from $4.5 million for the comparable 1997 period. The $1.0 million or 22.2% increase was the result of the average balance of borrowings increasing by $21.0 million or 19.3% to $130.0 million for the nine months ended September 30, 1998 from $109.0 million for the nine months ended September 30, 1997.

  Interest expense for the quarter ended September 30, 1998 increased by $240,000 or 2.8% to $8.8 million from $8.5 million for the quarter ended September 30, 1997. The increase was the result of interest on borrowings increasing by $1.0 or 59.1% to $2.6 million for the quarter ended September 30, 1998 from $1.6 million for the comparable 1997 period. This increase was the result of the average balance on borrowings increasing to $180.0 million from $116.2 million for the quarters ended September 30, 1998 and 1997, respectively. Offsetting this increase wa a decrease in interest on deposits of $711,000 or 10.3%. Again, the decrease was primarily the result of the average balance of certificate accounts declining due to the withdrawal of high cost institutional retail accounts.

  Net Interest Income. Tax equivalent net interest income for the nine months ended September 30, 1998 increased by $755,000 or 5.9% to $13.5 million from $12.7 million for the nine months ended September 30, 1997. The increase was the result of interest income increasing by $338,000 and interest expense decreasing by $417,000.

  For the quarter ended September 30, 1998, tax equivalent net interest income increased by $478,000 or 11.7%. The increase was the result of interest income increasing by $718,000 offset by an increase in interest expense of $240,000.

  Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 1998 increased by $10,000 or 20.0% to $60,000 from $50,000 for the nine months ended September 30, 1997. The provision for the quarters ended September 30, 1998 and 1997 was $30,000 and zero, respectively. At September 30, 1998, non-performing assets were $637,000 compared to $634,000 at December 31, 1997. The allowance for loan losses equaled 121.7% of total non-performing assets, as compared to 112.8% at December 31, 1997. For the nine months ended September 30, 1998 and 1997, no loans were charged off. Management believes that the current level of loan loss reserve is adequate to cover losses inherent on the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 1998.

  Other Income. Other income for the nine months ended September 30, 1998 decreased by $210,000 or 31.9%. The decrease was the result of decreases in gains on sales of loans and investments, miscellaneous income and loan fees and service charges. Gains on sale of loans and investments decreased by $153,000 or 61.2% to $97,000 for the nine months ended September 30, 1998 from $250,000 for the comparable 1997 period. In 1997, the sale of conventional mortgage loans resulted in a gain of $250,000 compared to the gain of $97,000 on the sale of mortgage-backed securities in 1998. Miscellaneous income declined by $30,000 as the result of a gain of $31,000 on sale of real estate owned in 1997 from the nine months ended September 30, 1998 and 1997, respectively. Loan fees and service charges decreased by $27,000 or 7.4% to $340,000 for the nine months ended September 30, 1998 from $367,000 for the nine months ended September 30, 1997. This decrease was the result of an adjustment to the servicing assets due to prepayments on conventional mortgages that the Company service for others.

  Other income for the quarters ended September 30, 1998 and 1997 remained stable at $119,000 and $118,000, respectively.

  General and Administrative Expenses. General and administrative expenses were $4.2 million and $3.7 million for the nine months ended September 30, 1998 and 1997, respectively. the $505,000 or 13.5% increase occurred due to increases in compensation, payroll taxes and fringe benefits, other expenses, office occupancy expense and federal insurance premiums. Compensation, payroll taxes and fringe benefits increased by $284,000 or 13.0% to $2.5 million for the nine months ended September 30, 1998 from $2.2 million for the nine months ended September 30, 1997. The increase was due to a rise in the cost of the employee stock programs as the result of the average price of the Company's common stock increasing in 1998. Other expenses increased to $774,000 for the nine months ended September 30, 1998 from $669,000 for the comparable 1997 period. The $105,000 or 15.7% invested was primarily the result of expenses associated with the new advertising campaign and installment loans and lines of credit program that the Company has undertaken in 1998. Office occupancy expense increased by $60,000 or 19.2% to $372,000 for the nine months ended September 30, 1998 from $312,000 for the nine months ended September 30, 1997. The increase was the result of property taxes and prepaid service contacts expense rising during 1998. Federal insurance premiums increased by $56,000 or 31.5% to $234,000 from $178,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase was the result of 1996 federal insurance refund that was recorded in the first quarter of 1997.

  General and administrative expenses for the quarter ended September 30, 1998 was $1.4 million compared to $1.3 million for the quarter ended September 30, 1997. The $172,000 or 13.7% increase was the result of increases in compensation, payroll taxes and fringe benefits, other expenses and office occupancy expense. The reasons for the increases in these areas are the same as discussed above.

  Income Taxes. Income taxes for the nine months ended September 30, 1998 and 1997 remained flat at $3.8 million. A tax equivalent increase of $644,000 was made for the nine months ended September 30, 1998.

For the quarter ended September 30, 1998, a tax equivalent increase of $536,000 was made to income taxes. Income tax was $1.3 million for the quarter ended September 30, 1998, compared to $1.1 million for the quarter ended September 30, 1997. The $173,000 or 15.9% increase was primarily the result of net income before taxes increasing to $3.2 million from $2.9 million for the quarters ended September 30, 1998 and 1997, respectively.

  Preparation for the Year 2000. Many computer systems may not correctly process information with dates beyond December 31, 1999 due to programming assumptions that were made as computer applications were developed. The Company has assessed its primary business information system with respect to the compatibility with the Year 2000 by the following four categories.

Readiness
---------

The Company utilizes a third-party vendor for processing its primary banking applications. In addition, the Company also uses several other third-party vendors for ancillary computer applications. All third party vendors for the Company's banking applications have given the Company written assurance that they are in the process of modifying, upgrading or replacing their computer applications to ensure Year 2000 compliance. The Company has a Year 2000 compliance program where it assesses the Year 2000 issues that may be faced by its third-party vendors. Under such program, the Company is examining the need for modifications or replacement of all non-Year 2000 ready software. The Company's Year 2000 compliance program provides that all critical data processing applications will be tested. The Company's major data processing vendor, Fiserv Inc., supplies processing services for customer accounts and general ledger activities.

Costs
-----

The Company does not expect to incur any material expense to replace data processing equipment. The Company does not currently expect that the cost of its Year 2000 compliance program, including possible remediation costs, will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. The Company estimates the costs related to Year 2000 compliance will be less than $50,000.

Risks
-----

In the event that the Company's significant vendors do not successfully and timely achieve Year 2000 compliance, the results of operations or financial condition would be adversely affected. The Association sends data communication to and receives data communication from the Federal Reserve Bank of Cleveland. Tests of the data communication from the Association to the Federal Reserve Bank of Cleveland is scheduled in the fourth quarter of 1998.

Contingency Plans
-----------------

In the event that problems arise beyond our control, a contingency plan has been developed to ensure the continued operation of the Company.

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



                                             Nine Months Ended                             Nine Months Ended
                                           -------------------                            -------------------
                                            September 30, 1998                             September 30, 1997
                                           -------------------                            -------------------
                                   Before Tax                   Net-of-Tax   Before Tax                       Net-of-tax
                                     Amount            Tax          Amount     Amount           Tax             Amount
                                   --------            ---          ------     ------           ---           ---------

Unrealized gains or losses
 on securities:
  Unrealized holding gains
   arising during the period          $1,715           $(725)        $990     $458               $(181)        $277

  Reclassification adjustment
    for (gains)/loss realized
    in net income                        (97)             38          (59)       8                  (3)           5
                                  ----------   -------------   ----------     ----               -----         ----

  Net unrealized gains                 1,618            (687)         931      466                (184)         282
                                  ----------   -------------   ----------     ----               -----         ----

Other comprehensive income            $1,618           $(687)        $931     $466               $(184)        $282
                                  ==========   =============   ==========     ====               =====         ====



                                               Quarter Ended                                 Quarter Ended
                                               -------------                                 -------------
                                            September 30, 1998                            September 30, 1997
                                            ------------------                            ------------------
                                   Before Tax                    Net-of-Tax  Before Tax                    Net-of-tax
                                     Amount             Tax        Amount     Amount              Tax        Amount
                                     ------             ----       ------     ------              ----       ------

Unrealized gains or losses
 on securities:
  Unrealized holding gains
   arising during the period          $1,325           $(564)        $761     $291               $(113)        $178

  Reclassification adjustment
    for losses realized in net
    income                                --              --           --        8                  (3)           5
                                  ----------   -------------   ----------     ----               -----         ----

  Net unrealized gains                 1,325            (564)         761      299                (116)         183
                                  ----------   -------------   ----------     ----               -----         ----

Other comprehensive income            $1,325           $(564)        $761     $299               $(116)        $183
                                  ==========   =============   ==========     ====               =====         ====

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1997 to September 30, 1998. However, the OTS results are not yet available for the quarter ended September 30, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1997.

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

      Not applicable

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  November 16, 1998            /s/  Albert H. Eckert, II
                                    -----------------------------------------
                                    Albert H. Eckert, III
                                    President and Chief Executive Officer



Date:  November 16, 1998            /s/ Jeffrey M. Hinds
                                    -----------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)