Form 10-K405
period 1998-12-31
FIRST BELL BANCORP INC
filed 1999-03-31
CIK 932697

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

                         Commission File No,:  0-25172

                            FIRST BELL BANCORP, INC.
             (exact name of registrant as specified in its charter)

           DELAWARE                                          25-1752651
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

Yes     X        No          .
    ---------       --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $93,032,259 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 1, 1999.

     As of March 1, 1999, the Registrant had 6,100,476 shares outstanding excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I

Item 1.     Business.....................................................   1

Item 2.     Properties...................................................  32

Item 3.     Legal Proceedings............................................  32

Item 4.     Submission of Matters to a Vote of Security Holders..........  32


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................  32

Item 6.     Selected Financial Data......................................  33

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  33

Item 7A.    Quantative and Qualitative Disclosure about Market Risk......  33

Item 8.     Financial Statements and Supplementary Data..................  33

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  33


PART III

Item 10.    Directors and Executive Officers of the Registrant...........  33

Item 11.    Executive Compensation.......................................  33

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................  34

Item 13.    Certain Relationships and Related Transactions...............  34

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K..................................................  34

SIGNATURES                                                                 36


                                     PART 1
Item 1.  Business

General

     First Bell Bancorp, Inc. (the "Company") was organized by the Board of Directors of Bell Federal Savings and Loan Association of Bellevue (the "Association") for the purpose of acquiring all of the capital stock of the Association to be issued in connection with the Association's conversion from mutual to stock form, which was consummated on June 29, 1995, (the "Conversion"). At December 31, 1998, the Company had consolidated total assets of $767.6 million and total equity of $73.9 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association. All references to the Company include the Association unless otherwise indicated, except that references to the Company prior to June 29, 1995 are to the Association.

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

     The principal business of the Company is to operate a traditional customer oriented savings and loan association. The Company attracts retail deposits from the general public and invests those funds primarily in fixed-rate, owner-occupied, single family conventional mortgage loans and, to a much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. The Company's revenues are derived principally from interest on conventional mortgage loans, interest and dividends on investment securities and short-term investments, and other fees and service charges. The Company's primary source of funds is deposits and borrowings from the Federal Home Loan Bank ("FHLB").

     The Association is subject to extensive regulation, supervision and examination by the OTS, its primary regulator, and the FDIC, which insures its deposits. The Association is a member of the FHLB.

Private Securities Litigation Reform Act Safe Harbor Statement

     In addition to historical information, this 10-K includes certain forward looking statements based on current management expectations. Examples of this forward looking information can be found in, but are not limited to, the allowance for losses discussion, certain sections of the 1998 Annual Report incorporated herein and the Year 2000 compliance. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Market Area and Competition

     The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the community it serves. Its primary market area is in the areas surrounding its offices, while its lending activities extend throughout Allegheny County and parts of Beaver, Butler, Washington and Westmoreland Counties, in Pennsylvania. In addition to its principal office in Bellevue, the Association operates six other retail offices, all of which are located in Allegheny County.

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

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Composition. The loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family, owner-occupied residences, and, to a much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. Mortgage loans are originated to be held in the portfolio. At December 31, 1998, total loans receivable were $559.8 million, of which $535.9 million, or 95.7%, were conventional mortgage loans. Of the conventional mortgage loans outstanding at that date, 96.3% were fixed-rate loans. At December 31, 1998, the loan portfolio also included $17.9 million of residential construction loans; $651,000 of multi-family loans; $4.5 million of residential home equity loans; and $899,000 of other consumer loans. The Association also offers FHA/VA qualifying one- to four-family residential mortgage loans.

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

     Set forth below is a table showing loan origination, purchase and sales activity for the periods indicated.

                                                         For the Year Ended December 31,
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
                                                                 (In thousands)
Loans receivable at beginning of period................   $596,003   $547,210   $432,863

Additions:
 Originations of conventional mortgages (1)(2).........     66,825    129,043    168,915

Reductions:
 Transfer of mortgage loans to foreclosed real estate..        201        104        229
 Repayments............................................    102,781     50,157     54,339
 Loan sales............................................         --     29,989         --
                                                          --------   --------   --------

    Total reductions...................................    102,982     80,250     54,568
                                                          --------   --------   --------

    Total loans receivable at end of period............   $559,846   $596,003   $547,210
                                                          ========   ========   ========

Mortgage-backed securities at beginning of period......   $ 31,885   $     --   $     --

 Purchases.............................................         --     92,528         --
 Sales.................................................     30,255     46,676         --
 Repayments............................................      1,402     14,000         --
 Premium amortization..................................        228        197         --
 Unrealized gain or loss...............................         --        230         --
                                                          --------   --------   --------

Mortgage-backed securities at end of period............   $     --   $ 31,885   $     --
                                                          ========   ========   ========
--------------------------

(1) Includes conventional mortgages, residential construction loans and home equity mortgage loans.
(2)  The Association originated no multi-family loans during the periods shown.

  The following table sets forth the composition of loan portfolio and mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                        At December 31,
                             -------------------------------------------------------------------------------------------------------
                                       1998                  1997                  1996                1995              1994
                             ----------------------  ---------------------  -------------------  ----------------- -----------------
                                         Percent of             Percent of           Percent of         Percent of        Percent of
                               Amount      Total      Amount      Total      Amount     Total    Amount    Total    Amount    Total
                             ----------  ----------  ---------  ----------  ---------  -------- --------  ------- -------- --------

Real estate loans:
  Conventional mortgages...    $535,864      95.72%   $568,405     95.37%   $524,867   95.92%  $409,807   94.67%  $304,760   94.38%
  Residential construction
   loans...................      17,924       3.20      25,563      4.29      19,877    3.63     19,692    4.55     14,090    4.36
  Multi family loans.......         651        .12         860      0.14       1,220    0.22      2,075    0.48      2,646    0.82
  Second mortgage loans....       4,508        .81         268      0.05         297    0.06        330    0.08        354    0.11
                               --------     ------    --------    ------    --------  ------   --------  ------   --------  ------
   Total real estate loans.     558,947      99.85     595,096     99.85     546,261   99.83    431,904   99.78    321,850   99.67

Consumer loans:
  Loans on deposit accounts         895        .15         899      0.15         938    0.17        937    0.22      1,018    0.32
  Home improvement loans...           4         --           8       .--          11     .--         22     .--         46    0.01
                               --------     ------    --------  --------    --------  ------   --------  ------   --------  ------
   Total consumer loans....         899        .15         907      0.15         949    0.17        959    0.22      1,064    0.33
                               --------     ------    --------    ------    --------  ------   --------  ------   --------  ------
Total loans receivable.....     559,846     100.00%    596,003    100.00%    547,210  100.00%   432,863  100.00%   322,914  100.00%
                                            ======                ======              ======             ======             ======

Less:
  Undisbursed portion of
   loans in process........      10,354                 12,072                11,120             11,182              8,834
  Deferred net loan
   origination fees........       3,153                  3,822                 4,610              5,537              5,510
  Allowance for loan losses         805                    715                   665                575                575
                               --------               --------              --------           --------           --------
   Loans receivable, net...    $545,534               $579,394              $530,815           $415,569           $307,995
                               ========               ========              ========           ========           ========

Mortgage-backed securities:
  GNMA.....................           -         --    $ 26,958     84.55%   $     --     .--%  $     --     .--%  $    702   14.42%
  FHLMC....................           -         --          --       .--          --     .--         --     .--      2,103   43.18
  FNMA.....................           -         --       4,927     15.45          --     .--         --     .--      2,065   42.40
   Total mortgage-backed
    securities.............           -         --    $ 31,885    100.00%   $     --     .--%  $     --     .--%  $  4,870  100.00%
                               ========     ======    ========    ======    ========  ======   ========  ======   ========  ======

Loan Maturity Schedule. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the portfolio based on their remaining contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $102.8 million, $50.2 million and $54.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                            At December 31, 1998
                             ------------------------------------------------------------------------------------------------------
                                                                                                        More Than
                                Three       More Than       More Than     More Than      More Than        Five
                              Months or    Three Months   Six Months to  One Year to    Three Years     Years to   More Than
                                Less      to Six Months  Twelve Months   Three Years   to Five Years    Ten Years  Ten Years  Total
                             ------------------------------------------------------------------------------------------------------
Interest-earning Assets:
   Real estate loans:
      One-to-four-family
       adjustable-
         rate loans........        $   --          $  --         $   --          $ --         $   95     $   258  $ 19,304  $ 19,657

      One-to-four-family
       fixed-rate
         loans.............           169              1              3           280          2,329      42,148   471,277   516,207

      Residential
       construction loans..            --             --             --            --             --          --    17,924    17,924

      Multi family.........             1             --             --            57            136         261       196       651

     Second mortgage loans.         1,047              -             --            --          2,681         780        --     4,508
                                   ------             --             --          ----         ------     -------  --------  --------
         Total Real Estate
         Loans                      1,217              1              3           337          5,241      43,447   508,701   558,947


Consumer Loans                        895             --             --             4             --          --        --       899
                                   ------             --             --          ----         ------     -------  --------  --------

         Total loans.......        $2,112             $1             $3          $341         $5,241     $43,447  $508,701  $559,846
                                   ======             ==             ==          ====         ======     =======  ========  ========


     The following table sets forth the dollar amount of all loans and mortgage-backed securities at December 31, 1998 which have fixed or adjustable interest rates, and which are due after December 31, 1999.

                                 Due After December 31, 1999
                              ----------------------------------
                               Fixed      Adjustable     Total
                              --------  --------------  --------
                                        (In thousands)
Real estate loans:
  Conventional mortgages....  $516,034        $19,657   $535,691
  Residential construction..    14,840          3,084     17,924
  Multi-family..............       647              3        650
  Second mortgage...........     3,305            156      3,461
Consumer loans..............         4              -          4
                              --------        -------   --------
     Total loans............
                              $534,830        $22,900   $557,730
                              ========        =======   ========

     One- to Four-Family Residential Mortgage Lending. The residential mortgage loans are primarily secured by owner-occupied, one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable rate mortgage ("ARM") loans. At December 31, 1998, conventional mortgage loans totalled $535.9 million, or 95.7%, of total loans at such date. Of the Association's conventional mortgage loans secured by one- to four-family residences, $516.2 million, or 96.3%, were fixed-rate loans.

     Originated mortgage loans are held in the loan portfolio and are secured by properties located within the Association's primary market area. Historically, the market interest rates of mortgage loans in the Pittsburgh area have been below national averages. The mortgage loan portfolio has increased from $321.9 million at December 31, 1994 to $558.9 million at December 31, 1998.

     The Association from time to time purchases one- to four-family mortgage loans and loan participations. A number of these loans are secured by properties located outside the Association's market area, such as other regions of Pennsylvania, California, Illinois, Maryland, New York, Texas, Virginia, Utah, North Carolina, Tennessee and Georgia. The Association did not purchase any mortgage loans or participations in 1998. At December 31, 1998, the Association had $17.7 million in purchased mortgage loans and loan participations serviced by others, totalling 3.2% of the total loan portfolio at that date, primarily secured by one- to four-family residences. The Association intends to continue purchasing loans to supplement reduced loan demand as needed. Loans purchased generally must meet the same underwriting criteria as loans originated by the Association.

     In 1998, the Association did not participate in any sales of conventional mortgage loans. During 1997, the Association sold $30.0 million in conventional mortgages. Most of the loan portfolio is underwritten in conformity with Federal National Mortgage Association ("FNMA") secondary market requirements. Although the Association has been approved by FNMA to sell loans in the secondary market, there is no assurance that the Association will be able to originate loans for sale in the secondary market or, that if originated, such loans will be sold in the secondary market in the future. Should the Association decide to sell mortgage loans in the future, the lower interest rates on such loans, characteristic of the Pittsburgh market, may tend to diminish the demand for such loans in the secondary market.

     With the exception of Community Reinvestment Act ("CRA") loans, the maximum loan-to-value ratio on conventional mortgage loans is 80%. As a result, a majority of borrowers are previous homeowners, whom the Association believes to be relatively stable borrowers. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans. One-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the portfolio generally include due-on-sale clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Association's policy to enforce due-on-sale clauses. The residential mortgage loans originated are generally for terms to maturity from 15 to 30 years. At December 31, 1998, the maximum one-to four-family loan amount is $500,000, unless otherwise approved by the Board of Directors.

     Presently, four ARM loans are offered; a one-year, three-year, five-year and 7/1 ARM loan. The one-year ARM loan has an interest rate that adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. The one-year ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. This mortgage can convert to a fixed-rate loan at specified times during the first five years. The three-year ARM loan has an interest rate that adjusts every three years based on a spread of 2.75 percentage points above the rate on the three year United States Treasury securities. The three-year ARM is subject to a limitation on interest rate increases and decreases of 2% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate and a floor rate equal to the origination interest rate. The five-year ARM loan has an interest rate that adjusts every five years based on a spread of 2.75 percentage points above the rate on five-year United States Treasury securities. The five-year ARM loan is subject to a limitation on interest rate increases and decreases of 3.0% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. The 7/1 ARM loan has an interest rate that remains constant for the first seven years and then the interest rate adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. After the initial seven years, this ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor equal to the origination interest rate. The mortgage can convert to a fixed-rate loan at the first change date.

     The volume and types of ARM loans originated are affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In recent years, demand for ARM loans has been weak due to the low interest rate environment and consumer preference for fixed rate loans. In 1998, only $8.9 million of the $62.2 million, or 14.4%, of conventional mortgage loans originated were adjustable mortgages. Although ARM loans will continue to be offered, there can be no assurance that in the future ARM loans will be originated in sufficient volume to constitute a significant portion of the loan portfolio.

     In an effort to provide financing for low and moderate income home buyers, additional single family residential mortgage loans are offered to moderate income borrowers and residents of the CRA neighborhoods, with terms of up to 30 years. Such loans must be secured by a single family, owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and expenses. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its CRA loans, a lower rate of return is expected on such loans, as compared to other residential mortgage loans. For the years ended December 31, 1998, 1997 and 1996, the Association originated 43, 24 and 24 loans under the CRA loan program, with agregate dollar amounts of $2.0 million, $1.2 million and $1.1 million, respectively.

     Residential Construction Loans. The Association originates loans for the construction of one-to four-family residential properties. Such loans are made on contract directly to the home buyer. Residential construction loans are subject to the same maximum loan amounts as conventional mortgage loans. Residential construction loans are made for terms of up to one year, at which time the loans convert to permanent conventional mortgage financing. Residential construction loans are generally offered at the Association's prevailing interest rate. An additional fee may be charged for construction servicing. Advances are made to builders as phases of construction of the property are completed. As of December 31, 1998, the Association's residential construction loans totalled $17.9 million, or 3.2% of the total loan portfolio. Of these construction loans, $10.4 million had been committed but were undisbursed as of that date.

     Construction lending involves greater risks than other loans due the fact that loan funds are advanced upon the security of the project under construction and are predicated on the future value of the property upon completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays resulting from labor problems, material shortages or weather conditions and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total funds required to complete a project and to establish the related loan-to-value ratio. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending.

     Multi-Family Loans. In prior years, the Association also originated multi-family loans. As of December 31, 1998, the Association's total loan portfolio contained 18 multi-family loans, totalling $651,000, or 0.1%, of total loans. Since 1991, the Association has not originated any multi-family mortgage loans. In the future, the Association may originate a limited number of multi-family loans on a case-by-case basis.

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

     Second Mortgage Loans. During 1998, the Association began offering home equity installment and line of credit loans to homeowners in its lending territory. The home equity installment loans are underwritten for a fixed rate, five year term loan or an adjustable rate ten year term in which the rate adjusts after the fifth year based on the prime rate. The line of credit loans can be drawn on for ten years and paid back in twenty years and are based on the prime rate. The Association offers second mortgage loans with maximum combined loan-to-value ratios of up to 80%. During 1998 the Association originated $3.7 million in installment loans and had made disbursements of $961,000 for line of credit loans. At December 31, 1998, the Association had $4.5 million or 0.8% of total loans in second mortgage loans.

     Consumer Loans. The Association also offers secured consumer loans. At December 31, 1998, the Association's consumer loans totalled $899,000, or 0.2% of the Association's total loan portfolio. Of that amount, loans secured by deposit accounts totalled $895,000, or 99.6%, and home improvement loans totalled $4,000, or 0.04%, of total consumer loans.

     Loan Servicing and Loan Fees. Servicing on all loans that have been sold has been retained. Fees are received for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1998, the Association was servicing $24.4 million of loans for others. Loan servicing income was $9,000, $37,000 and $14,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Association also receives income in the form of service charges and other fees on loans. For the years ended December 31, 1998, 1997 and 1996, the Association earned $198,000, $214,000 and $192,000, respectively, in service charges and other fees.

     Mortgage-backed Securities. At December 31, 1998, the Association had no mortgage-backed securities. During the first quarter of 1998, the remaining balance of the mortgage-backed securities portfolio was sold which resulted in a gain of $97,000. In 1997, the Association purchased $92.5 million in adjustable rate mortgage-backed securities. These securities were classified as available-for-sale. Subsequently, in 1997, the Association sold $46.7 million of these securities. At December 31, 1997, mortgage-backed securities totaled

$31.9 million. The Association had no mortgage-backed securities during 1996. The Association may invest in mortgage-backed securities in the future to offset any significant decrease in demand for one- to four-family loans.

     Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Association's Loan Committee. All mortgage loans must be approved by the Loan Committee. As of December 31, 1998, any loan application over $500,000 must be approved by the Board of Directors.

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

     Delinquent Loans. At December 31, 1998, 1997 and 1996, delinquencies in the loan portfolio were as follows:

                                              At December 31, 1998                               At December 31, 1997
                             -----------------------------------------------------   -----------------------------------------------
                                    60 - 89 Days              90 Days or More              60 - 89 Days            90 Days or More
                             ------------------------     ------------------------   -----------------------   ---------------------
                                            Principal                   Principal                 Principal                Principal
                               Number of   Balance of      Number of    Balance of     Number of  Balance of   Number of  Balance of
                                 Loans       Loans          Loans        Loans          Loans      Loans        Loans        Loans
                               ---------  ----------       -------     -----------   ----------  -----------  ---------- -----------
                                             (Dollars in thousands)                                 (Dollars in thousands)
Conventional mortgage loans..          3      $ 156              7       $ 498              8        $ 436           13       $ 634
Multi-family loans...........         --         --             --          --             --           --           --          --
Consumer loans...............         --         --             --          --             --           --           --          --
                               ---------      -----      ---------       -----      ---------  -----------   ----------  ----------
     Total loans.............          3      $ 156              7       $ 498              8        $ 436           13       $ 634
                               =========      =====      =========       =====      =========  ===========   ==========  ==========

Delinquent to total loans....                  0.03%                      0.09%                       0.07%                    0.11%
                                              =====                      =====                 ===========               ==========

                                                                 At December 31, 1996
                                        --------------------------------------------------------------------
                                                 60 - 89 Days                           90 Days or More
                                        ----------------------------              --------------------------
                                                         Principal                                Principal
                                           Number of    Balance of                  Number of    Balance of
                                             Loans         Loans                      Loans         Loans
                                          -----------   ----------                 -----------  -----------
                                                                (Dollars in thousands)
Conventional mortgage loans..                       4    $ 258                           8          $ 400
Multi-family loans...........                      --       --                          --             --
Consumer loans...............                      --       --                          --             --
                                                -----    -----                        ----          -----
     Total loans.............                       4    $ 258                           8          $ 400
                                                =====    =====                        ====          =====

Delinquent loans to total loans                           0.05%                                      0.08%
                                                         =====                                      =====

     Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-accrual mortgage and other loans and real estate owned ("REO"). Interest is not accrued on loans past due 90 days or more. The Association had $82,000 in real estate owned and no in substance foreclosures at December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, totalled $32,000, $29,000 and $24,000, respectively. Interest income recorded on non-accrual loans was $18,000, $36,000 and $22,000 for each of the years ended December 31, 1998, 1997 and 1996, respectively.


                                                          At December 31,
                                             ---------------------------------------
                                                1998    1997    1996    1995    1994
                                             ---------------------------------------
                                                       (Dollars in Thousands)
Non-accrual delinquent mortgage loans........  $ 498   $ 634   $ 400   $ 333   $ 726
Non-accrual delinquent other loans...........     --      --      --      --      15
                                               -----   -----   -----   -----   -----
  Total non-performing loans.................    498     634     400     333     741
Real estate owned............................     82      --     229     178      30
                                               -----   -----   -----   -----   -----
  Total non-performing assets................  $ 580   $ 634   $ 629   $ 511   $ 771
                                               =====   =====   =====   =====   =====
Total non-performing loans to total loans....   0.10%   0.11%   0.08%   0.08%   0.23%
Total non-performing assets to total assets..   0.08%   0.09%   0.10%   0.10%   0.19%


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

     At December 31, 1998, classified assets totalled $498,000, or 0.08% of total assets, and consisted of seven conventional mortgage loans classified as "Substandard".

     Allowance for Loan Losses, Investments in Real Estate and Real Estate Owned. The allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the condition of the local economy in the Company's market area. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to cover losses inherent in the portfolio as of December 31, 1998. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, such as a material increase in the balance of the loan portfolio.

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

The following table sets forth the allowance for loan losses at the dates indicated.

                                              For the Years Ended December 31,
                                         ----------------------------------------
                                            1998    1997    1996    1995    1994
                                         ----------------------------------------
                                                   (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period...........  $ 715   $ 665   $ 575   $ 575   $  598
Charge-offs:
    Conventional mortgages...............     --      --      --      --      (23)
    Residential construction.............     --      --      --      --       --
    Multi-family.........................     --      --      --      --       --
    Consumer.............................     --      --      --      --       --
                                           -----   -----   -----   -----   ------
      Total charge-offs..................     --      --      --      --      (23)
Total recoveries.........................     --       5      --      --        4
                                           -----   -----   -----   -----   ------
Provision for (recovery of) loan
    losses...............................     90      45      90      --       (4)
                                           -----   -----   -----   -----   ------
Balance at end of period(1)..............  $ 805   $ 715   $ 665   $ 575   $  575
                                           =====   =====   =====   =====   ======
Ratio of net charge-offs during the
    period to average loans
    outstanding during the period........     --%     --%     --%     --%    0.01%
Ratio of allowance for loan
    losses to total loans at the end of
    the period...........................   0.14%   0.12%   0.12%   0.13%    0.18%
Ratio of allowance for loan
    losses to non-performing assets
    at the end of the period.............  1.39x   1.13x   1.06x   1.13x    74.58%

____________________________
(1) The total amount of the allowance for loan losses for each of the periods shown was allocated to mortgage loans. At the end of each reported period, mortgage loans represented in excess of 99.5% of total loans.


Investment Activities

     As a member of the FHLB System, the Association is required to maintain liquid assets at minimum levels which vary from time to time. The Association increases or decreases its liquid investments depending on the availability of funds, the comparative yields on liquid investments in relation to the return on loans and in response to its interest rate risk management. To meet liquidity obligations, federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Association's liquid investments primarily consist of federal funds sold, U.S. Government securities, federal agency securities and interest-bearing deposits. Historically, the Association has maintained its liquid assets at levels well above the minimum regulatory requirements. At December 31, 1998, $81.6 million, or 10.6%, of the Association's total assets were invested in liquid assets.

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

     Investment Securities. OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The Association's investment policy provides for "held for investment" and "available for sale" portfolios. Although the Association's investment policy allows that some investments and loans will qualify to be held-to-maturity, the policy enables for the sale of investments in certain specific instances, such as when the quality of an asset deteriorates, or when regulatory changes require that an asset be disposed. At December 31, 1998, the Association had total investments of $155.7 million, of which $145.7 million was classified as available-for-sale and $10.0 million was classified as held to maturity. The $145.7 million investment classified as available-for-sale consisted of $119.0 million in municipal securities, $17.7 million in collateralized mortgage obligations ("CMO's") and $9.0 in FHLB stock. The $10.0 million investment classified as held to maturity consists of U.S. government securities which have maximum terms to maturity of up to six years.

     The following table sets forth certain information regarding the carrying and market values of the portfolio of investment securities available for sale and held to maturity at the dates indicated:

                                                                 At December 31,
                                        ----------------------------------------------------------------
                                                 1998                 1997                  1996
                                        --------------------  --------------------  --------------------
                                          Carrying   Market   Carrying     Market   Carrying     Market
                                           Value     Value     Value        Value    Value       Value
                                        ----------  -------   --------     -------  --------    --------
                                                                  (In thousands)
Investment securities:
   Municipal securities.................  $118,986  $118,986  $     --      $   --   $    --     $    --
   U.S. Treasury securities.............     9,976    10,677     9,969      10,485    14,960      15,384
   Collateralized mortgage obligations..    17,691    17,691    15,902      15,902        --          --
   Other investments....................         4        89         4          68         4          45
   FHLB Stock...........................     9,000     9,000     5,148       5,148     3,999       3,999
                                          --------  --------   -------     -------   -------     -------
     Total investments..................  $155,657  $156,443   $31,023     $31,603   $18,963     $19,428
                                          ========  ========   =======     =======   =======     =======

     The following table sets forth the carrying values, market values and average yields for the Association's available for sale and held to maturity investment portfolio by maturity, call date or repricing date, whichever is first, at December 31, 1998.

                              One Year or Less      One to Five Years       Five to Ten Years             Total Securities
                           ---------------------  --------------------   -----------------------   ------------------------------
                                       Weighted               Weighted                  Weighted                        Weighted
                             Carrying   Average   Carrying    Average    Carrying       Average    Carrying     Market  Average
                              Value      Yield     Value       Yield      Value          Yield      Value       Value    Yield
                           ----------  ---------  --------    --------   --------       --------   --------    -------  --------
                                                                (Dollars in thousands)
Investment Securities:
   Municipal Securities.....       --        --%   $90,624      7.09%   $28,362           7.04%  $118,986     $118,986    7.08%
   U.S. treasury securities.    4,997      6.88         --        --      4,976           7.28      9,976       10,677    7.08
   Collateralized mortgage
     obligations............    5,988      6.76      3,010      6.26      8,693           6.48     17,691       17,691    6.53

Sources of Funds

     General. The lending and investment activities are predominantly funded by savings deposits, borrowings, interest and principal payments on loans and other investments and loan origination fees.

     Deposits. Deposits serve as the predominant source of funds. The Association offers interest rates on deposits that are competitive in the Greater Pittsburgh market area to maintain a strong depositor base. Deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. The Association relies on its competitive pricing policies and customer service to maintain deposit growth. The Association has produced an overall increase in total deposits of 36.1%, from $363.7 million at December 31, 1994 to $495.1 million at December 31, 1998. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The following table presents the deposit activity for the periods indicated.

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                      1998       1997       1996
                                                   --------    --------   --------
                                                            (In thousands)
Deposits..........................................  $701,925   $720,943   $805,469
Withdrawals.......................................   716,621    725,033    725,862
                                                    --------   --------   --------
Net increase (decrease) before interest credited..   (14,696)    (4,090)    79,607
Interest credited.................................    14,769     15,204     12,923
                                                    --------   --------   --------
Net increase in deposits..........................  $     73   $ 11,114   $ 92,530
                                                    ========   ========   ========


     The following table indicates the amount of the certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 1998.

                                          Amount
                                       -------------
                                       (In thousands)
Maturity Period:
   Three months or less...........        $ 6,091
   Over three through six months..          7,451
   Over six through 12 months.....          7,813
   Over 12 months.................         16,773
                                          -------
      Total.......................        $38,128
                                          =======

     The following table sets forth the distribution of the average deposit accounts and borrowings for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Average balances for 1998 and 1997 are daily average while 1996 average balances are based on month end balances.

                                                                   Year Ended December 31,
                            --------------------------------------------------------------------------------------------------
                                          1998                             1997                             1996
                            ------------------------------   -------------------------------  --------------------------------
                                                  Weighted                          Weighted                          Weighted
                                                  Average                           Average                           Average
                              Average              Nominal   Average                 Nominal   Average                Nominal
                              Balance   Interest    Rate     Balance   Interest       Rate     Balance   Interest       Rate
                            ----------  --------  --------   -------   --------     --------   -------   --------     --------
                                                            (Dollars in Thousands)
Money market and NOW
  deposits..................  $ 47,945   $ 1,147      2.39%  $ 46,634   $ 1,092         2.34%  $ 42,088  $ 1,040        2.47%

Savings deposits............    82,136     2,480      3.02     78,316     2,288         2.92     81,715    2,314        2.83

Certificates of deposit.....   362,720    21,186      5.84    387,557    23,306         6.01    323,199   18,504        5.73

Borrowings..................   142,481     8,031      5.64    102,649     5,643         5.50      5,833      191        3.27
                              --------   -------             --------   -------                --------   ------
    Total interest-bearing
      liabilities...........  $635,282   $32,844      5.17%  $615,156   $32,329         5.26%  $452,825  $22,409        4.87%
                              ========   =======             ========   =======                ========  =======

  The following table presents the amount of certificate accounts outstanding based upon original contractual periods to maturity, at December 31, 1998, and based upon contracted rates, at December 31, 1997 and 1996.

                                  Period to Maturity from December 31, 1998               At December 31,
                          --------------------------------------------------------------------------------------
                            Less      One to   Two to   Three to   Four to Five to   Total
                          Than One     Two     Three      Four      Five     Ten    December
                            Year      Years    Years     Years     Years    Years   31, 1998    1997      1996
                          --------  --------  -------   -------     ----  -------   --------  --------  --------
                                                        (In thousands)
Certificate Accounts:
  3.00% to 5.50%.......    $71,721  $ 89,917  $ 4,108   $ 6,922     $ 15  $ 2,596   $175,279  $ 74,933  $113,356
  5.501% to 6.00%......        530    59,557   13,285    27,112      258   22,619    123,361   156,885   121,968
  6.001% to 6.50%......         --     1,651    7,728    17,494      171   20,932     47,976   115,491    98,368
  6.501% to 7.50%......         --        --       --     2,118      102   14,559     16,779    26,200    30,860
  7.501% to 8.50%......         --        --       --        --       --    2,806      2,806     2,855     3,630
  8.501% to 9.50%......         --        --       --        --       --    2,887      2,887     3,559     4,346
  9.501% to 10.50%.....         --        --       --        --       --      298        298       281       266
                           -------  --------  -------   -------     ----  -------   --------  --------  --------
                           $72,251  $151,125  $25,121   $53,646     $546  $66,697   $369,386  $380,204  $372,794
                           =======  ========  =======   =======     ====  =======   ========  ========  ========

Borrowings

     Borrowings are used in conjunction with deposits in funding the operating and investment activity of the Association. At December 31, 1998, the Association had borrowings of $180.0 million. Of these borrowings, $70.0 million have a contractual maturity of five years at a rate of 5.46%. However, every six months the FHLB has the option to convert the borrowings to an adjustable rate based on the three month libor. If the FHLB elects to convert the borrowings to an adjustable rate, the borrowings can be repaid without penalty. The remaining $110.0 million in borrowings had a contractual maturity of ten years. These borrowings carry a fixed interest rate for the first five years. On the fifth anniversary date the FHLB has the option to convert the borrowings to an adjustable rate base on three month libor. Again, if the FHLB elects to convert the borrowings to adjustable rates, the borrowing can be repaid without penalty. If the borrowings are not converted to an adjustable rate, the rate remains fixed at the current contractual rate for the remaining five years of the borrowings. The weighted average rate on these borrowings is 5.68%. The borrowings are secured by the assets of the Association.

Subsidiary Activities

     The Association does not maintain any subsidiaries.

                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test". Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks OTS believed are inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Association met each of its capital requirements and it is anticipated that the Association will not be subject to the interest rate risk component.

     The following table presents the Association's capital position at December 31, 1998 relative to fully phased-in regulatory requirements.

                                                                                      To Be Well
                                                                                  Capitalized Under
                                                                   For Capital         Prompt
                                                                    Adequacy      Correction Action
                                                    Actual          Purposes         Provisions
                                                ---------------  ---------------  ------------------
                                                Amount   Ratio   Amount   Ratio    Amount     Ratio
                                                -------  ------  -------  ------  ---------  -------
As of December 31, 1998
    Total Capital (to risk-weighted assets)...  $74,264 $22.41%  $26,515   8.00%    $33,144   10.00%
    Tier I Capital (to risk-weighted assets)..   73,459  22.16       N/A    N/A      19,886    6.00
    Tier I Capital (to total assets)..........   73,459   9.53    23,123   3.00      38,539    5.00
    Tangible Capital..........................   73,459   9.53    11,562   1.50         N/A     N/A

     Liquidation Account. In accordance with OTS conversion regulations, a liquidation account was established in an amount equal to the retained earnings of the Association as of June 30, 1995, which approximated $37.4 million. At December 31, 1998, the balance of the liquidation account was $12.2 million. In the unlikely event of a liquidation of the Association, eligible account holders would be entitled to receive distributions of any assets remaining after payment of all creditors' claims, but before any distributions are made to the Association's stockholders, equal to their proportionate interests at that time in the liquidation account.

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of Tier 1
(core) capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (CORE) capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalized the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal showing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

     The Association's assessment rate for fiscal 1998 was 6.5 basis points and the premium paid for this period was $305,000. Payments toward the FICO bonds
amounted to $          .  The FDIC has authority to increase insurance
assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

     Thrift Rechartering Legislation. The September 30, 1996 law provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit recommendations to Congress regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill reported by the House Banking Committee would allow federal savings institutions to continue to engage in their current activities and investments after converting to a bank charter. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for certain savings and loan holding company activities. The Company is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At December 31, 1998, the Association's limit on loans to one borrower was $10.4 million and the Association's largest aggregate outstanding balance of loans to one borrower was $419,000.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Association maintained 83.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule, effective in 1998, establishes three tiers of institutions based primarily on an institution's capital level.

An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. At December 31, 1998, the Association was a Tier I Association. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (e.g., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for December 31, 1998 was 12.3%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1998 totalled $146,000.

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

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law also limits both the individual and aggregate amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

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

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that an institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For its 1998 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable period beginning with the first taxable year after 1995, subject to a two-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association's taxable year of 1998, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Association will incur an additional tax liability of approximately $1.2 million over six years beginning with the 1998 tax year.

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

Personnel

     As of December 31, 1998, the Association had 50 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.

Preparation for the Year 2000

     Many computer systems may not correctly process information with dates beyond December 31, 1999 due to programming assumptions that were made as computer applications were developed. The Company has assessed its primary business information system with respect to the compatibility with the Year 2000. The Company utilizes a third-party vendor for processing its primary banking applications and several other third-party vendors for ancillary computer applications. The Company and all third-party vendors for the Company's banking applications have modified, upgraded or replaced their computer applications and are in the process of validating the changes to ensure Year 2000 compliance. The Company's primary regulator, in conjunction with other regulatory agencies, has developed guidelines which must be met by the Company to ensure that the Year 2000 issue is properly addressed. In accordance with these guidelines, the Board of Directors has appointed a Year 2000 Committee, comprised of senior managers and department heads to assess the impact that the Year 2000 will have on the Company's operations and financial standing. The Year 2000 Committee has developed a Year 2000 Compliance Program, the ("Program"). The Program has been divided into 5 subparts, awareness, assessment, renovation, validation and implementation. The awareness, assessment and renovation portions of the program are complete. The validation and implementation portions have been completed with respect to the Company's mission critical systems. Ancillary computer communications, data exchanges and non information technology continue to be tested as other third party vendors complete their Year 2000 computer changes. These final two portions of the plan are expected to be complete by June 30, 1999. In addition to internal processes, the Company monitors through correspondence, the progress of other third party vendors to ensure that their systems do not indirectly affect the Company's operations.

Costs

The Company has not and does not expect to incur any material expense to replace data processing equipment. The company does not currently expect that the cost of its Year 2000 compliance program, including possible remediation costs, will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. The Company estimates the costs related to Year 2000 compliance will be less then $75,000.

Risks and Contingencies

The Company does not have commercial loans outstanding. However, the Company's mortgage loans could be indirectly affected by the Year 2000 if the employer's of the borrowers are affected by the Year 2000. The Company has attempted to make its borrowers aware of the Year 2000 issue but the effect that the Year 2000 will have, if any, on the Company's loans cannot be determined.

In the event that the Company's operations are affected by the Year 2000, either internally or externally through significant vendors including utilities, other financial institutions or supply companies, the Company's results of operations and/or financial condition could be adversely affected. In the event that problems arise a contingency plan has been developed to ensure the continued operation of the Company.

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


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on page 52 in the Registrant's 1998 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the dividend restrictions for Registrant's common stock appears under Note 13 to the "Notes to Consolidated Financial Statements Years Ended December 31, 1998, 1997 and 1996" on page 36 in the Registrant's 1998 Annual Report to stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The above-captioned information appears under "Selected Financial and Other Data of the Company" in the Registrant's 1998 Annual Report to Stockholders on pages 2 and 3 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 8 through 20 and is incorporated herein by reference.

Item 7.a.    Quantitative and Qualitative Disclosure About Market Risks.

       The above-captioned information appears under the heading "Interest Rate Sensitivity" in the registrant's 1998 Annual Report to Stockholders on pages 10 and 11 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of First Bell Bancorp, Inc. and its subsidiary, together with the report thereon by Deloitte & Touche LLP appears in the Registrant's 1998 Annual Report to Stockholders on pages 21 through 50 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1999, at pages 5 through 7.

Item 11.  Executive Compensation

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1999, at pages 7 through 14 (excluding the Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1999, at pages 3 through 6.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1999, at page 14 and 15.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                         PAGE

   Independent Auditors Report.........................................     21

   Consolidated Balance Sheets for the
     December 31, 1998 and 1997........................................     24

   Consolidated Statements of Income and Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996......................     25


   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996..............     26

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996......................     27

   Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1998, 1997 and 1996......................  28-50

   The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.


(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of First Bell Bancorp, Inc.*
         3.2  Bylaws of First Bell Bancorp, Inc.*
         4.0  Stock Certificate of First Bell Bancorp, Inc.*
         __________________________________
         * Incorporated herein by reference into this document from the Exhibits to the Form S-1, Registration Statement, originally filed on November 9, 1994, as amended and declared effective on May 9, 1995, Registration No. 33-86160.

         10.1 First Bell Bancorp, Inc. 1995 Master Stock Option Plan**
         10.2 Bell Federal Savings and Loan Association of Bellevue Master
              Stock Compensation Plan**
         10.5 Form of Bell Federal Savings and Loan Association of Bellevue Supplemental Executive Retirement Plan*
         10.6 Employment Agreement between First Bell Bancorp, Inc. and certain executive officers, including Messrs. Eckert and Hinds (filed herewith)
         10.7 Employment Agreement between Bell Federal Savings and Loan Association of Bellevue and certain executive officers, including Messrs. Eckert and Hinds (filed herewith)
         11.0 Computation of earnings per share (filed herewith)
         13.0 Portions of the 1998 Annual Report to Stockholders (filed herewith)
         23.0 Consent of Independent Accountant (filed herewith)
         27.0 Financial Data Schedule (filed herewith)
         99.0 Proxy Statement for 1999 Annual Meeting of Stockholders to be held on April 26, 1999 and previously filed on March 19, 1999 is herein incorporated by reference.

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

    (b)                       Reports on Form 8-K

                              None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       March 31, 1999        By:  /s/ Albert H. Eckert II
       ------------------------        -------------------------------------
                                  Albert H. Eckert II,
                                  President, Chief Executive Officer
                                  and Director

Date:        March 31, 1999       By: /s/ Jeffrey M. Hinds
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

/s/ Albert H. Eckert, II      President, Chief Executive      March 31, 1999
----------------------------  Officer and Director            --------------
Albert H. Eckert, II


/s/ Jeffrey M. Hinds          Executive Vice President,       March 31, 1999
----------------------------  Chief Financial Officer and     --------------
Jeffrey M. Hinds              Director



/s/ David F. Figgins          Vice President and              March 31, 1999
----------------------------                                  --------------
David F. Figgins


/s/ Thomas J. Jackson, Jr.    Director                        March 31, 1999
----------------------------                                  --------------
Thomas J. Jackson, Jr.


/s/ Robert C. Baierl          Secretary and Director          March 31, 1999
----------------------------                                  --------------
Robert C. Baierl


/s/ William S. McMinn         Vice President and              March 31, 1999
----------------------------  Director                        --------------
William S. McMinn

/s/ Peter E. Reinert          Director                        March 31, 1999
---------------------------                                   --------------
Peter E. Reinert


/s/ Jack W. Schweiger         Director                        March 31, 1999
---------------------------                                   --------------
Jack W. Schweiger


/s/ Theodore R. Dixon         Director                        March 31, 1999
---------------------------                                   --------------
Theodore R. Dixon