Form 10-Q
period 1999-03-31
FIRST BELL BANCORP INC
filed 1999-05-17
CIK 932697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                         Commission File Number 0-25172

                            FIRST BELL BANCORP, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      251752651
________________________________________________________________________________
State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)




300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE     19801
________________________________________________________________________________
(Address of principal executive offices)               (Zip Code)

                                 (302) 427-7883
________________________________________________________________________________
              (Registrant's telephone number, including area code)

                                 Not Applicable
________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,512,843 shares of common stock, par value $.01 per share, were outstanding as of May 15, 1999.

                            FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                    PAGE
                                                                                    ----
PART I         FINANCIAL INFORMATION
     Item 1    Consolidated Balance Sheets March 31, 1999 (unaudited)
               and December 31, 1998 (audited)...................................    2

               Consolidated Statements of Income and Comprehensive Income for the
               Three Months Ended March 31, 1999
               and 1998, (unaudited).............................................    3

               Consolidated Statements of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 1999 and 1998,
               (unaudited).......................................................    4

               Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 1999 and 1998, (unaudited)..............................    5

               Notes to Unaudited Consolidated Financial Statements..............    6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................    7

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.........   12


PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.................................................   12

     Item 2    Changes in Securities.............................................   12

     Item 3    Defaults Upon Senior Securities...................................   13

     Item 4    Submission of Matters to a Vote of Security Holders...............   13

     Item 5    Other Information.................................................   13

     Item 6    Exhibits and Reports on Form 8-K..................................   13

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                            FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                 MARCH 31,        DECEMBER 31,
                                                                                                   1999              1998
                                                                                                 ---------        ------------
ASSETS:                                                                                         (unaudited)         (audited)
Cash and Cash Equivalents:
    Cash on-hand.............................................................................         $969                $ 925
    Non-interest-bearing deposits............................................................        1,732                2,116
    Interest-bearing deposits................................................................       21,562               18,502
                                                                                                  --------             --------
        Total cash...........................................................................       24,263               21,543
Federal funds sold...........................................................................        6,700               36,175
Investment securities-held to maturity-at cost (fair value of $10,569
  and $10,766 at March 31, 1999 and December 31, 1998, respectively).........................        9,983                9,980
Investment securities available for sale, at fair value (cost of $214,872 and $134,743
  at March 31, 1999 and December 31, 1998, respectively).....................................      215,230              136,677
Conventional mortgage loans - net of allowance for
  loan losses of $835 and $805 at March 31, 1999 and
  December 31, 1998, respectively............................................................      540,766              544,636
Other loans, net.............................................................................          884                  899
Real estate owned............................................................................           39                   82
Properties and equipment, net................................................................        3,341                3,405
Federal Home Loan Bank stock, at cost........................................................       11,650                9,000
Accrued interest receivable..................................................................        4,953                4,272
Other assets.................................................................................          943                  937
                                                                                                  --------             --------
       Total assets..........................................................................     $818,752             $767,606
                                                                                                  ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Passbook, club and other accounts........................................................     $ 75,468             $ 73,578
    Money market and NOW accounts............................................................       53,417               52,164
    Certificate accounts.....................................................................      363,620              369,386
                                                                                                  --------             --------
       Total deposits........................................................................      492,505              495,128

Borrowings...................................................................................      233,000              180,000
Advances by borrowers for taxes and insurance................................................       11,931               11,354
Accrued interest on deposits.................................................................        2,406                  600
Accrued interest on borrowings...............................................................          983                  863
Accrued income taxes.........................................................................          514                  120
Deferred income tax liability................................................................        1,713                2,424
Dividend payable on common stock.............................................................          439                  536
Other liabilities............................................................................        2,809                2,679
                                                                                                  --------             --------
       Total liabilities.....................................................................      746,300              693,704

Stockholders' equity:
    Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
      no shares issued or outstanding).......................................................          --                   --
  Common stock ($0.01 par value; 20,000,000 shares authorized;
    8,596,250 issued; 5,972,976 outstanding at March 31, 1999
    6,100,476 outstanding at December 31, 1998; one stock right per share)...................           86                   86
  Paid-in capital............................................................................       61,834               61,768
  Unearned ESOP shares (553,702 and 561,562 shares at March 31, 1999
  and December 31, 1998, respectively).......................................................       (3,917)              (3,972)
  Unearned MRP shares (275,441 shares at March 31, 1999 and December 31, 1998,
  respectively)..............................................................................       (3,839)              (3,839)
  Treasury stock (2,623,274 shares and 2,495,774 shares at March 31,
     1999 and December 31, 1998, respectively)...............................................      (41,124)             (38,918)
  Accumulated other comprehensive income, net of taxes.......................................          218                1,179
  Retained earnings..........................................................................       59,194               57,598
                                                                                                  --------             --------
Total Stockholders' Equity...................................................................       72,452               73,902

Total Liabilities and Stockholders' Equity...................................................     $818,752             $767,606
                                                                                                  ========             ========

                            FIRST BELL BANCORP, INC.
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                      THREE MONTHS     THREE MONTHS
                                                          ENDED            ENDED
                                                     MARCH 31, 1999   MARCH 31, 1998
                                                     ---------------  ---------------
Interest income:
 Conventional mortgage loans                                $ 9,954          $10,694
 Interest-bearing deposits                                      262              344
 Mortgage-backed securities                                       0              283
 Federal funds sold                                             237              167
 Investment securities                                        2,329              388
 Other loans                                                     15               14
 Federal Home Loan Bank stock                                   169               83
                                                            -------          -------
   Total interest and dividend income                        12,966           11,973

 Interest expense on deposits                                 6,021            6,271
 Interest expense on borrowings                               2,877            1,265
                                                            -------          -------
   Total interest expense                                     8,898            7,536

   Net interest income                                        4,068            4,437

Provision for loan losses                                        30               20
                                                            -------          -------

   Net interest income after provision
   for loan losses                                            4,038            4,417

Other income:
 Loan fees and service charges                                   97              101
 Gain on sale of loans and securities                            45               97
 Miscellaneous income                                           (19)               8
                                                            -------          -------
Total other income                                              123              206

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits                733              815
 Federal insurance premiums                                      74               81
 Office occupancy expense, excluding depreciation               150              124
 Depreciation                                                    72               71
 Computer services                                               59               56
 Other expenses                                                 544              253
                                                            -------          -------
   Total general and administrative expense                   1,632            1,400

Net Income before provision for income taxes                  2,529            3,223

Provision for income taxes:
 Current:
   Federal                                                      401            1,028
   State                                                        190              248
 Deferred expense (credit)                                      (97)              21
                                                            -------          -------
Total provision for income taxes                                494            1,297

 Net income                                                 $ 2,035          $ 1,926
                                                            =======          =======

Other comprehensive income, net of taxes,
 unrealized gain on investments                                (961)             (65)
                                                            -------          -------

Comprehensive income                                        $ 1,074          $ 1,861
                                                            =======          =======

Basic earnings per share                                      $0.39            $0.34
                                                            -------          -------
Diluted earnings per share                                    $0.37            $0.33
                                                            -------          -------
Weighted average shares outstanding-Basic                     5,256            5,615
                                                            =======          =======
Weighted average shares outstanding-Diluted                   5,471            5,934
                                                            =======          =======

                           FIRST BELL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 MARCH 31, 1999
                                 (In thousands)
                                  (Unaudited)


                                                                                                  Accumulated
                                    Number                                                         Other Com-
                                    Common            Additional   Unearned                        prehensive
                                    Stock     Common    Paid-in      ESOP      Treasury      MRP  Income, Net Retained
                                    Shares    Stock     Capital     Shares      Stock       Stock   of Taxes  Earnings   Total
                                  ----------------------------------------------------------------------------------------------

Balance at December 31, 1997          6,511      $86     $61,371    $(4,217)   $(32,077)   $(4,290)  $  117   $51,993    $72,983
Exercise of Options                      13                  (76)                   217                                      141
Allocation of ESOP shares                                     96         57                                                  153
Dividend on common stock ($0.10)                                                                                 (575)      (575)
Change in unrealized gain or
  loss, net of taxes                                                                                    (65)                 (65)
Net income                                                                                                      1,926      1,926
                                      -----      ---     -------    -------    --------    -------   ------   -------    -------
Balance at March 31, 1998             6,524      $86     $61,391    $(4,160)   $(31,860)   $(4,290)  $   52   $53,344    $74,563
                                      =====      ===     =======    =======    ========    =======   ======   =======    =======
Balance at December 31, 1998          6,100      $86     $61,768    $(3,972)   $(38,918)   $(3,839)  $1,179   $57,598    $73,902
Purchase of Treasury Stock             (127)                                     (2,206)                                  (2,206)
Allocation of ESOP                                            66         55                                                  121
Dividend on common stock ($0.10)                                                                                 (439)      (439)
Change in unrealized gain or
  loss, net of taxes                                                                                   (961)                (961)
Net income
                                                                                                                2,035      2,035
                                      -----      ---     -------    -------    --------    --------  ------   -------    -------
Balance at March 31, 1999             5,973      $86     $61,834    $(3,917)   $(41,124)   $(3,839)  $  218   $59,194    $72,452
                                      =====      ===     =======    =======    =========   ========  ======   =======    =======

                            FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                             Three Months Ended   Twelve Months Ended
                                                                               March 31, 1999        March 31, 1998
                                                                             -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  2,035              $  1,926
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                             72                    71
    Deferred income taxes                                                                   (97)                   21
    Amortization of premiums and accretion of discounts                                     (29)                    8
    Provision for loan losses                                                                30                    20
    Compensation expense-allocation of ESOP and MRP shares                                  253                   313
    Gain on sale of mortgage-backed securities, available for sale                           --                   (97)
    Loss on sale of real estate owned                                                        21                    --
    Gain on sale of investment securities, available for sale                               (45)                   --
    Increase or decrease in assets and liabilities
      Accrued interest receivable                                                          (681)                 (183)
      Accrued interest on deposits                                                        1,806                 1,875
      Accrued interest on borrowings                                                        120                   234
      Accrued income taxes                                                                  394                 1,044
      Other assets                                                                           (5)                 (305)
      Other liabilities                                                                      96                  (219)
      Dividend payable                                                                      (97)                   --
                                                                                       --------              --------

 Net cash provided by operating activities                                                3,873                 4,708
                                                                                       --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                                  (85,188)              (16,636)
 (Purchase)/maturity of Federal Funds                                                    29,475               (23,175)
 Maturity of investment securities, available for sale                                       --                10,000
 Principal paydowns on mortgage-backed securities, available for sale                        --                 1,402
 Net proceeds from sale of mortgage-backed securities, available for sale                    --                30,352
 Net proceeds from sale of investments, available for sale                                3,317                    --
 Principal paydowns on investment securities, available for sale                          1,814                    --
 Net decrease in conventional loans                                                       3,776                 3,266
 Net decrease in other loans                                                                 15                    45
 Purchase of Federal Home Loan Bank stock                                                (2,650)                   --
 Net proceeds from sale of real estate owned                                                 85                    --
 Purchase of premises and equipment                                                          (8)                  (19)
                                                                                       --------              --------

    Net cash used in investing activities                                               (49,364)                5,235
                                                                                       --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                                3,143                 2,770
 Net decrease in certificate accounts                                                    (5,767)              (23,773)
 Net increase advances by borrowers for taxes and insurance                                 577                   297
 Net increase in borrowings                                                              53,000                 5,000
 Dividend paid                                                                             (536)                 (575)
 Options exercised                                                                           --                   142
 Purchase of treasury stock                                                              (2,206)                   --
                                                                                       --------              --------

    Net cash provided by financing activities                                            48,211               (16,139)
                                                                                       --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,720                (6,196)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         21,543                24,523
                                                                                       --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 24,263              $ 18,327
                                                                                       ========              ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                               $  4,215              $  4,936
    Interest on borrowings                                                                1,145                 1,032
    Income taxes                                                                            189                   233

Noncash transactions:
    Transfers from conventional loans to real estate acquired through foreclosure            63                   85
    Increase in additional paid-in capital-ESOP allocation and options exercised             66                   20
    Unrealized appreciation/(depreciation) on securities available for sale                 358                   84

                           FIRST BELL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998


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

     The consolidated balance sheet as of March 31, 1999 and related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1998.

Private Securities and Litigation Reform Act Safe Harbor Statement
------------------------------------------------------------------

     In addition to historical information, this 10-Q includes certain forward looking statements based on current management expectations. Examples of this forward looking information can be found in, but are not limited to, management discussion and analysis of financial condition and results of operation, the quantitative and qualitative disclosure about market risk and the Year 2000 compliance. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at March 31, 1999 and December 31, 1998.
-------------------------------------------------------------------------

Assets. Total assets increased to $818.8 million, or 6.7% at March 31, 1999 from $767.6 million at December 31, 1998. The increase was the result of a rise in investment securities, cash and Federal Home Loan Bank ("FHLB") stock offset by a decrease in federal funds sold. Investment securities at March 31, 1999 were $225.2 million compared to $146.7 million at December 31, 1998. The $78.6 million or 53.6% increase was the result of the purchase of $85.2 million of municipal securities, offset by the sale of $3.3 million of municipal securities that resulted in a gain of $45,000 and the principal repayments of $1.8 million. The funding of the municipal securities came from borrowings and the reduction in federal funds sold. Total cash increased to $24.3 million or 12.6% at March 31, 1999 from $21.5 million at December 31, 1998. The increase was primarily the result of an increase in prepayments on conventional mortgage loans. FHLB stock increased by $2.7 million or 29.4% to $11.7 million at March 31, 1999 from $9.0 million at December 31, 1998. The increase was the result of the minimum amount of stock to be held required by the FHLB increasing due to the additional borrowings obtained from the FHLB during the quarter. Federal funds decreased to $6.7 million at March 31, 1999 from $36.2 million at December 31, 1998. The $29.5 million or 81.5% decrease was used to purchase additional municipal securities.

Liabilities. Total liabilities increased to $746.3 million at March 31, 1999 from $693.7 million at December 31, 1998. The $52.6 million or 7.6% increase was primarily the result of borrowings increasing by $53.0 million or 29.4% to $233.0 million at March 31, 1999 from $180.0 million at December 31, 1998.

Capital. Total stockholders' equity decreased by $1.5 million or 2.0% to $72.4 million at March 31, 1999 from $73.9 million at December 31, 1998. The decrease was the result of the purchase of 127,500 shares of treasury stock totaling $2.2 million, a decline of $961,000 in accumulated other comprehensive income, net of taxes, as the result of a decrease in the market value of investment securities and dividends declared of $439,000. Offsetting these decreases was net income of $2.0 million.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

     The primary investing activities of the Company for the three months ended March 31, 1999 was the purchase of $85.2 million of investment securities held as available-for-sale and the investment of $37.8 million in conventional mortgage loans. Sources of funds for the three months ended March 31, 1999 were the additional $53.0 million in FHLB borrowings and $43.6 million in principal repayments of conventional mortgage loans and investments.

     The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity balance is currently 4.0%. The Association's average liquidity ratio was 9.1% for the quarter ended March 31, 1999. The Association's most liquid assets are cash and short-term investments.

     The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 1999, assets qualifying for liquidity, including cash and investments, totaled $53.7 million.

     At March 31, 1999 the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's tangible, Tier I (core) capital (to total assets), Tier I Capital (to risk-based assets) and risk-based capital (to risk-based assets) ratios were 8.9%, 8.9%, 21.4%, and 21.6%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Three Months ended March 31, 1999
-----------------------------------------------------------------------------
and 1998.
--------

     General. Net income for the quarter ended March 31, 1999 increased by $109,000 or 5.7% to $2.0 million from $1.9 million for the quarter ended March 31, 1999. The increase was the result of tax equivalent net interest income increasing by $443,000 or 10.0% to $4.9 million for the quarter ended March 31, 1999 from $4.4 million for the comparable 1998 period. Offsetting this increase was an increase in general and administrative expenses of $232,000 and a decrease in other income of $83,000.

     Interest Income. Interest income discussed in this section is the tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities included tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable taxable assets. Therefore, it is more meaningful to analyze interest income on a tax-equivalent basis. Tax-equivalent increases of $812,000 and zero have been made to interest on investment securities for the three months ended March 31, 1999 and 1998, respectively. Tax equivalent interest income for the three months ended March 31, 1999 was $13.8 million compared to $12.0 million for the three months ended March 31, 1998. The $1.8 million or 15.1% increase was primarily the result of increases in interest earned on investment securities offset by a reduction of interest earned on conventional mortgage loans. Tax equivalent interest on investment securities increased to $3.1 million from $388,000 for the quarter ended March 31, 1999 and 1998, respectively. The increase was due to the average balance of investment securities increasing to $187.8 million for the quarter ended March 31, 1999 from $23.9 million for the quarter ended March 31, 1998. This was the result of the municipal securities that were purchased beginning late in the first quarter of 1998. In addition, there was a 20 basis points increase on the tax equivalent yield earned on investment securities. The tax equivalent yield was 6.69% for the quarter ended March 31, 1999 compared to 6.49% for the quarter ended March 31, 1998. Interest earned on conventional mortgage loans decreased by $740,000 or 6.9% to $10.0 million for the quarter ended March 31, 1999 from $10.7 million for the quarter ended March 31, 1998. The decrease was the result of the average balance of conventional mortgage loans falling to $543.2 million for the quarter ended March 31, 1999 from $576.7 million for the quarter ended March 31, 1998. The $33.6 million or 5.8% decrease was due to an increase in refinancing and prepayments of mortgage loans. Also, the average yield declined to 7.33% from 7.42% for the quarters ended March 31, 1999 and 1998, respectively.

     Interest Expense. Interest expense increased by $1.4 million or 18.1% to $8.9 million for the quarter ended March 31, 1999 from $7.5 million for the quarter ended March 31, 1998. The increase was the result of a rise in interest expense on borrowings offset by a decrease in interest expense on deposits. Interest expense on borrowings increased $1.6 million or 127.4% to $2.9 million for the quarter ended March 31, 1999 from $1.3 million for the comparable 1998 period. The increase was the result of the average balance of borrowings increasing by $113.9 million or 122.0% to $207.3 million for the quarter ended March 31, 1999 from $93.4 million for the quarter ended March 31, 1998. The proceeds from increased borrowings were used to fund the purchase of investment securities available for sale. In addition, there was 13 basis point rise in the average cost of borrowings. Interest expense on deposits dropped to $6.0 million for the quarter ended March 31, 1999 from $6.3 million for the comparable 1998 period. The $250,000 or 4.0% decrease was primarily the result of a 32 basis points decline on the average cost of certificate accounts. The average cost on certificate accounts was 5.56% and 5.88% for the quarters ended March 31, 1999 and 1998, respectively. The average cost declined because the Association allowed higher rate certificate accounts to run off while emphasizing lower cost core deposits.

     Net Interest Income. Tax equivalent net interest income rose to $4.9 million for the quarter ended March 31, 1999 from $4.4 million for the quarter ended March 31, 1998. The $443,000 or 10.0% increase was the result of tax equivalent interest income increasing by $1.8 million offset by an increase in interest expense of $1.4 million as described in the preceeding sections.

     Provision for Loan Losses. The provision for loan losses increased by $10,000 or 50.0% to $30,000 for the quarter ended March 31, 1999 from $20,000 for the quarter ended March 31, 1998. At March 31, 1999, non-performing assets were $430,000 compared to $580,000 at December 31, 1998. The allowance for loan losses equaled 194.2% of total non-performing assets as compared to 138.8% at December 31, 1998. There were no loans charged off for the quarters ended March 31, 1999 and 1998. Management believes that the current level of loan loss reserve is adequate to cover losses inherent on the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 1999.

     Other Income. Other income declined by $83,000 or 40.3% to $123,000 for the quarter ended March 31, 1999 from $206,000 for the quarter ended March 31, 1998. The decrease was the result of a decline in gains on sales of investments of $52,000 and $21,000 in losses on sales of real estate owned.

     General and Administrative Expenses. General and administrative expenses increased to $1.6 million for the quarter ended March 31, 1999 from $1.4 million for the quarter ended March 31, 1998. The $232,000 increase was primarily the result of an increase in other expenses offset by a decrease in compensation, payroll taxes and fringe benefits. Other expenses increased $291,000 due to costs associated with the Annual Meeting and other one time non-recurring expenses. Compensation, payroll taxes and fringe benefits decreased by $82,000 or 10.1% to $733,000 for the quarter ended March 31, 1999 from $815,000 for the quarter ended March 31, 1998. The decrease was due to a decline in the cost of the employee stock programs as the result of the average price of the common stock being less in the first quarter of 1999 than in the comparable 1998 period.

     Income Taxes. Income taxes for the quarter ended March 31, 1999 and 1998, remained flat at $1.3 million. After considering tax equivalent adjustments, tax equivalent increases of $812,000 and zero were made for the quarters ended March 31, 1999 and 1998, respectively.

Other Comprehensive Income - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

     The following table sets forth the related tax effects allocated to each element of comprehensive income for the quarters ended March 31, 1999 and 1998:

                                                          1999                             1998
                                            -------------------------------  -------------------------------
                                                          Tax      Net-of-                 Tax      Net-of-
                                            Pre-tax    (Expense)     tax     Pre-tax    (Expense)     tax
                                             Amount   or Benefit    Amount    Amount   or Benefit    Amount
                                            --------  -----------  --------  --------  -----------  --------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during period.................  $(1,622)        $634     $(988)    $(217)         $93     $(124)
  Less: reclassification adjustment for
    (gains) losses realized in net
    income................................      (45)          18       (27)      (97)          38       (54)
                                            -------         ----     -----     -----          ---     -----

  Net unrealized gains (losses)...........   (1,577)         616      (961)     (120)          55       (65)
                                            -------         ----     -----     -----          ---     -----

Other comprehensive income................  $(1,577)        $616     $(961)    $(120)         $55     $ (65)
                                            =======         ====     =====     =====          ===     =====

  The following table sets forth the components of accumulated other comprehensive income for the quarters ended March 31, 1999 and 1998:

                                                       1999     1998
                                                      -------  ------

  Beginning Balance.................................  $1,179   $ 117
  Net unrealized gains on securities, net of taxes..    (961)    (65)
                                                      ------   -----

  Ending balance....................................  $  218   $  52
                                                      ======   =====

     Preparation for the Year 2000. Many computer systems may not correctly process information with dates beyond December 31, 1999 due to programming assumptions that were made as computer applications were developed. The Company has assessed its primary business information system with respect to the compatibility with the Year 2000. The Company utilizes a third-party vendor for processing its primary banking applications and several other third-party vendors for ancillary computer applications. The Company and all third-party vendors for the Company's banking applications have modified, upgraded or replaced their computer applications and are in the process of validating the changes to ensure Year 2000 compliance. The Company's primary regulator, in conjunction with other regulatory agencies, has developed guidelines which must be met by the Company to ensure that the Year 2000 issue is properly addressed. In accordance with these guidelines, the Board of Directors has appointed a Year 2000 Committee, comprised of senior managers and department heads to assess the impact that the Year 2000 will have on the Company's operations and financial standing. The Year 2000 Committee has developed a Year 2000 Compliance Program, the ("Program"). The Program has been divided into 5 sub-parts; awareness, assessment, renovation, validation and implementation. The awareness, assessment and renovation portions of the program are complete. The validation and implementation portions have been completed with respect to the Company's mission critical systems. Ancillary computer communications, data exchanges and non information technology continue to be tested as other third party vendors complete their Year 2000 computer changes. These final two portions of the plan are expected to be complete by June 30, 1999. In addition to internal processes, the Company monitors through correspondence, the progress of other third party vendors to ensure that their systems do not indirectly affect the Company's operations.

     Costs. The Company has not and does not expect to incur any material expense to replace data processing equipment. The Company does not currently expect that the cost of its Year 2000 compliance program, including possible remediation costs, will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. The Company estimates the costs related to Year 2000 compliance will be less than $75,000.

     Risks and Contingencies. The Company does not have commercial loans outstanding. However, the Company's mortgage loans could be indirectly affected by the Year 2000 if the employer's of the borrowers are affected by the Year 2000. The Company has attempted to make its borrowers aware of the Year 2000 issue but the effect that the Year 2000 will have, if any, on the Company's loans cannot be determined.

     In the event that the Company's operations are affected by the Year 2000, either internally or externally through significant vendors including utilities, other financial institutions or supply companies, the Company's results of operations and/or financial condition could be adversely affected. In the event that problems arise, a contingency plan has been developed to ensure the continued operation of the Company.

     Recent Accounting Pronouncements. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. First Bell has not yet determined the impact that this standard will have on the financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1998 to March 31, 1999. However, the OTS results are not yet available for the quarter ended March 31, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1998.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

      There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds.

      The Company adopted a Stockholder Rights Plan on November 18, 1998 in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock held as of the close of business on November 30, 1998 and for each share of Company Common Stock issued (including shares distributed from Treasury) by the Company thereafter and prior to the Distribution Date.

      Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $50.00. The Rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company's outstanding Common Stock or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 10% or more of the Company's outstanding Common Stock.

      If any person becomes the beneficial owner of 10% or more of Company's Common Stock or a holder of 10% or more of the Company's Common Stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each right now owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock having a market value equal to twice the then-current exercise price. In addition, if First Bell is involved in a merger or other business combination transactions with another person after which its Common Stock does not remain outstanding, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of the ultimate parent of such other person having a market value equal to twice the then-current exercise price.

      First Bell will generally be entitled to redeem the Rights at $0.01 per right at any time until the 10th business day following public announcement that a person or group has acquired 10% or more of the Company's Common Stock.

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  May 15, 1999                 /s/  Albert H. Eckert, II
                                    --------------------------------------------
                                    Albert H. Eckert, III
                                    President and Chief Executive Officer



Date:  May 15, 1999                 /s/ Jeffrey M. Hinds
                                    --------------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)