Form 10-Q
period 1999-06-30
FIRST BELL BANCORP INC
filed 1999-08-12
CIK 932697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------


                         Commission File Number 0-25172

                            FIRST BELL BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    251752651
-------------------------------------------------------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)



300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE               19801
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (302) 427-7883
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,382,843 shares of common stock, par value $.01 per share, were outstanding as of August 12, 1999.

                            FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                      PAGE
                                                                                   ----------
PART I                             FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets June 30, 1999 (unaudited)
               and December 31, 1998 (audited)...............................            2

               Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1999, and 1998
               (unaudited)...................................................            3

               Consolidated Statements of Comprehensive Income for the
               Three and Six months ended June 30, 1999, and
               1998 (unaudited)..............................................            4

               Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 1999 and 1998 (unaudited)...            5

               Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1999 and 1998, (unaudited)...........................            6

               Notes to Unaudited Consolidated Financial Statements..........            8

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................            9

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.....           16

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.............................................           16

     Item 2    Changes in Securities.........................................           16

     Item 3    Defaults Upon Senior Securities...............................           16

     Item 4    Submission of Matters to a Vote of Security Holders...........           16

     Item 5    Other Information.............................................           17

     Item 6    Exhibits and Reports on Form 8-K..............................           17


SIGNATURES
                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                            FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              1999           1998
                                                                                           ----------    ------------
                                                                                           (unaudited)    (audited)
ASSETS:
Cash:
   Cash on-hand........................................................................    $    812       $    924
   Non-interest-bearing deposits.......................................................       1,687          2,117
   Interest-bearing deposits...........................................................      18,011         18,502
                                                                                           --------       --------
       Total cash......................................................................      20,510         21,543
Federal funds sold.....................................................................      18,000         36,175
Investment securities held to maturity - at cost (fair value of $10,371 and
   $10,766 at June 30, 1999 and December 31, 1998, respectively).......................       9,985          9,980
Investment securities-available for sale at fair value (cost of $213,604 and $134,743
at June 30, 1999 and December 31, 1998, respectively)..................................     205,246        136,677
Conventional mortgage loans - net of allowance for
 loan losses of $865 and $805 at June 30, 1999 and
   December 31, 1998, respectively.....................................................     534,901        544,636
Other loans, net.......................................................................         936            899
Real estate owned......................................................................          31             82
Properties and equipment, net..........................................................       3,350          3,405
Federal Home Loan Bank stock, at cost..................................................      11,650          9,000
Accrued interest receivable............................................................       5,279          4,272
                                                                                                955            937
Other assets...........................................................................    --------       --------
                                                                                           $810,843       $767,606
   Total assets........................................................................    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Passbook, club and other accounts...................................................    $ 75,911       $ 73,578
   Money market and NOW accounts.......................................................      52,560         52,164
                                                                                           --------       --------
   Certificate accounts................................................................     359,172        369,386

       Total deposits..................................................................     487,643        495,128

Borrowings.............................................................................     243,000        180,000
Advances by borrowers for taxes and insurance..........................................      15,146         11,354
Accrued interest on deposits...........................................................       3,893            600
Accrued interest on borrowings.........................................................       1,136            863
Accrued income taxes...................................................................          49            120
Deferred income tax liability..........................................................      (1,720)         2,424
Dividend payable on common stock.......................................................         470            536
Other liabilities......................................................................       2,277          2,679
                                                                                          ---------      ---------
   Total liabilities...................................................................     751,894        693,704

Stockholders' equity:
 Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
       no shares issued or outstanding)................................................          --             --
 Common stock ($0.01 par value; 20,000,000 shares authorized;
   8,596,250 issued; 5,427,843 outstanding at June 30, 1999
       6,100,476 outstanding at December 31, 1998;one stock right per share)...........          86             86
   Paid-in capital.....................................................................      62,052         61,768
 Unearned ESOP shares (545,842 and 561,562 shares at June 30, 1999
    and December 31, 1998, respectively)...............................................      (3,861)        (3,972)
 Unearned MRP shares (242,384 and 275,441 shares at June 30, 1999 and
       December 31, 1998, respectively)................................................      (3,378)        (3,889)
 Treasury stock (3,168,407 shares and 2,495,774 shares at June 30,
       1999 and December 31, 1998, respectively).......................................     (51,572)       (38,919)
   Accumulated other comprehensive income, net of taxes................................      (5,006)         1,179

   Retained earnings...................................................................      60,628         57,598
                                                                                           --------       --------
Total Stockholders' Equity.............................................................      58,949         73,902

Total Liabilities and Stockholders' Equity.............................................    $810,843       $767,606
                                                                                           ========       ========

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      THREE MONTHS   THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                         ENDED           ENDED          ENDED           ENDED
                                                     JUNE 30, 1999   JUNE 30, 1998  JUNE 30, 1999   JUNE 30, 1998
                                                     --------------  -------------  --------------  -------------
Interest income:
 Conventional mortgage loans                               $ 9,712         $10,637        $19,666         $21,331
 Interest-bearing deposits                                     291             272            553             616
 Mortgage-backed securities                                      0               0              0             283
 Federal funds sold                                             52             276            289             443
 Investment securities                                       2,697             841          5,018           1,228
 Other loans                                                    18              14             32              29
 Federal Home Loan Bank stock                                  189             104            358             187
                                                           -------         -------        -------         -------
   Total interest and dividend income                       12,959          12,144         25,916          24,117

 Interest expense on deposits                                5,926           6,126         11,947          12,396
 Interest expense on borrowings                              3,289           1,643          6,166           2,909
                                                           -------         -------        -------         -------
   Total interest expense                                    9,215           7,769         18,113          15,305

   Net interest income                                       3,744           4,375          7,803           8,812

Provision for loan losses                                       30              10             60              30
                                                           -------         -------        -------         -------

   Net interest income after provision
   for loan losses                                           3,714           4,365          7,743           8,782

Other income:
 Loan fees and service charges                                 124             120            220             221
 Gain on sale of loans and securities                            0               0             45              97
 Miscellaneous income                                           15               3             (4)             11
                                                           -------         -------        -------         -------
   Total other income                                          139             123            261             329

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits               921             848          1,655           1,663
 Federal insurance premiums                                     74              78            148             159
 Office occupancy expense, excluding depreciation              126             127            276             251
 Depreciation                                                   76              71            148             142
 Computer services                                              78              56            137             111
 Other expenses                                                380             224            922             479
                                                           -------         -------        -------         -------
   Total general and administrative expense                  1,655           1,404          3,286           2,805

Net Income before provision for income taxes                 2,198           3,084          4,718           6,306

Provision for income taxes:
 Current:
   Federal                                                     184             896            584           1,924
   State                                                       164             216            346             465
 Deferred expense (credit)                                     (83)             14           (180)             34
                                                           -------         -------        -------         -------
Total provision for income taxes                               265           1,126            750           2,423

 Net income                                                $ 1,933         $ 1,958        $ 3,968         $ 3,883
                                                           =======         =======        =======         =======

Basic earnings per share                                     $0.40           $0.35          $0.78           $0.69
                                                           =======         =======        =======         =======
Diluted earnings per share                                   $0.38           $0.33          $0.75           $0.65
                                                           =======         =======        =======         =======
Weighted average shares outstanding-Basic                    4,852           5,664          5,070           5,655
                                                           =======         =======        =======         =======
Weighted average shares outstanding-Diluted                  5,080           5,941          5,278           5,935
                                                           =======         =======        =======         =======

                            FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              AS OF JUNE 30, 1999
                                  (unaudited)
                    (in thousands except per share amounts)

                                                          THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                             ENDED           ENDED           ENDED           ENDED
                                                         JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                                         --------------  --------------  --------------  --------------

Net income                                                     $ 1,933          $1,958        $  3,968          $3,883

Unrealized gains/(losses) on securities:
 Unrealized holding gains(losses) arising during
 the period                                                     (7,858)            400         (10,195)            389
 Less: reclassification adjustment for (gains)/losses
 realized in net income                                             --              --             (45)            (97)
                                                               -------          ------        --------          ------
Other comprehensive income, before taxes                        (5,925)          2,358          (6,182)          4,175
 Tax (expense)/benefit                                           2,634            (165)          3,965            (122)
                                                               -------          ------        --------          ------
Other comprehensive income, net of taxes                       $(3,291)         $2,193        $ (2,217)         $4,053
                                                               =======          ======        ========          ======

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (In thousands)
                                  (Unaudited)


                                                                                                  Accumulated
                                     Number                                                        Other Com-
                                     Common           Additional   Unearned                        prehensive
                                     Stock    Common    Paid-in      ESOP     Treasury      MRP   Income, Net   Retained
                                    Shares    Stock     Capital     Shares      Stock      Stock    of Taxes    Earnings    Total
                                 -------------------------------------------------------------------------------------------------
Balance at December 31, 1997          6,511      $86     $61,371    ($4,217)  ($32,077)   ($4,290)  $    117   $51,993   $ 72,983
Exercise of Options                      13                  (79)                  228                                        149
Allocation of ESOP shares                                    201        115                                                   316
Allocation of MRP shares                                      67                              451                             518
Dividend on common stock ($0.20)
                                                                                                                (1,150)    (1,150)
Change in unrealized gain or
  loss, net of taxes                                                                                     170                  170
Net income                                                                                                       3,883      3,883
                                      -----      ---     -------    -------   --------   --------    -------   -------   --------
Balance at June 30, 1998              6,524      $86      61,560     (4,102)   (31,849)    (3,839)       287    54,726   $ 76,869
                                      =====      ===     =======    =======   ========   ========    =======   =======   ========
Balance at December 31, 1998          6,100       86      61,768     (3,972)   (38,918)    (3,839)     1,179    57,598   $ 73,902
Purchase of Treasury Stock             (672)                                                                              (12,653)
Allocation of ESOP Shares                                    155        111    (12,653)                                       266
Allocation of MRP Shares                                     129                              461                             590
Dividend on common stock ($0.20)                                                                                  (939)      (939)
Change in unrealized gain or
  loss, net of taxes                                                                                  (6,185)              (6,185)
Net income                                                                                                       3,968      3,968
                                      -----      ---     -------    -------   --------   --------    -------   -------   --------
Balance at June 30, 1999              5,428      $86     $62,052    ($3,861)  ($51,571)  $ (3,378)   ($5,006)  $60,627   $ 58,949
                                      =====      ===     =======    =======   ========   ========    =======   =======   ========

                            FIRST BELL BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                             Six Months Ended   Six Months Ended
                                                                               June 30, 1999      June 30, 1998
                                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  3,968           $  3,883
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                                          148                142
    Deferred income taxes                                                                (180)                34
    Amortization of premiums and accretion of discounts                                   (54)
    Provision for loan losses                                                              60                 30
    Compensation expense-allocation of ESOP and MRP shares                                549                642
    Gain on sale of mortgage-backed securities, available for sale                         --                (97)
    Loss on sale of real estate owned                                                       9                 --
    Gain on sale of investment securities, available for sale                             (45)                --
    Increase or decrease in assets and liabilities
      Accrued interest receivable                                                      (1,007)              (386)
      Accrued interest on deposits                                                      3,293              3,597
      Accrued interest on borrowings                                                      273                335
      Accrued income taxes                                                                (71)               (61)
      Other assets                                                                        (18)              (380)
      Other liabilities                                                                   (94)               220
      Dividend payable                                                                    (66)                --
                                                                                     --------           --------

 Net cash provided by operating activities                                              6,765              7,960
                                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                                (85,188)           (89,758)
 (Purchase) /maturity of federal funds                                                 18,175            (34,925)
 Maturity of investment securities, available for sale                                     --             10,000
 Principal paydowns on mortgage-backed securities, available for sale                      --              1,402
 Net proceeds from sale of mortgage-backed securities, available for sale                  --             30,352
 Net proceeds from sale of investments, available for sale                              3,317                 --
 Principal paydowns on investment securities, available for sale                        3,247              1,287
 Net decrease in conventional loans                                                     9,592              8,178
 Net (increase)/decrease in other loans                                                   (37)               134
 Purchase of Federal Home Loan Bank stock                                              (2,650)            (3,852)
 Net proceeds from sale of real estate owned                                              124                 --
 Purchase of premises and equipment                                                       (93)               (31)
                                                                                     --------           --------

    Net cash used in investing activities                                             (53,513)           (77,213)
                                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
   accounts                                                                             2,729              2,168
 Net decrease in certificate accounts                                                 (10,214)           (22,973)
 Net increase in advances by borrowers for taxes and insurance                          3,792              3,818
 Net increase in borrowings                                                            63,000             90,000
 Dividend paid                                                                           (939)            (1,150)
 Options exercised                                                                         --                149
 Purchase of treasury stock                                                           (12,653)                --
                                                                                     --------           --------

    Net cash provided by financing activities                                          45,715             72,012
                                                                                     --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              (1,033)             2,759

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       21,543             24,522
                                                                                     --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 20,510           $ 27,281
                                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                             $ 8,654    $8,800
    Interest on borrowings                                                             5,893     2,574
    Income taxes                                                                       1,003     2,452
 Noncash transactions:
    Transfers from conventional loans to real estate acquired through foreclosure         81        85
    Increase in additional paid-in capital-ESOP and MRP allocation and options
    exercised                                                                            284       189
    Unrealized appreciation/(depreciation) on securities available for sale           (8,216)      484


                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998


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

  The consolidated balance sheet as of June 30, 1999 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the six and three months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

  Private Securities and Litigation Reform Act Safe Harbor Statement
  ------------------------------------------------------------------

  In addition to historical information, this 10-Q includes certain forward looking statements based on current management expectations. Examples of this forward looking information can be found in, but are not limited to, the allowance for losses discussion, the quantitative and qualitative disclosure about market risk and preparation for the year 2000. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998.
------------------------------------------------------------------------

Assets. Total assets increased by $43.2 million, or 5.6% to $810.8 million at June 30, 1999 from $767.6 million at December 31, 1998. This rise in total assets was the result of increases in investment securities, available for sale and Federal Home Loan Bank ("FHLB") stock offset by decreases in federal funds sold and conventional mortgage loans. Investment securities, available for sale at June 30, 1999, were $205.2 million compared to $136.7 million at December 31, 1998. The $68.6 million or 50.2% increase was the result of the purchase of $85.2 million in municipal securities, funded by borrowings and federal funds sold. Offsetting these purchases was a decline of $10.1 million in the unrealized gain or loss on the investments, the sale of $3.3 million municipal securities and principal paydowns at $3.2 million. FHLB stock increased by $2.7 million, or 29.4% to $11.7 million at June 30, 1999 from $9.0 million at December 31, 1998. The increase was the result of the minimum amount of stock required by the FHLB increasing due to the additional borrowings obtained from the FHLB during the first six months of 1999. Federal funds sold decreased by $18.2 million or 50.2% to $18.0 million at June 30, 1999, from $36.2 million at December 31, 1998. As stated above the reduction in federal funds sold were used to fund the purchases of investment securities. Conventional mortgage loans at June 30, 1999, were $534.9 million compared to $544.6 million at December 31, 1998. The $9.7 million or 1.8% decrease was the result of principal repayments of $64.9 million reduced by the origination of $49.8 million in conventional mortgage loans and $5.0 million in disbursements for home equity loans.

Liabilities. Liabilities at June 30, 1999 were $751.9 million compared to $693.7 million at December 31, 1998. The $58.2 or 8.4% increase was the result of increases in borrowings, advances by borrowers for taxes and insurance and accrued interest on deposits. Reducing the effect of these increases were decreases in total deposits and deferred income tax liability. Borrowings increased by $63.0 million or 35% to $243.0 million at June 30, 1999 from $180.0 million at December 31, 1998. The increase in borrowings were used to fund the purchase of investment securities and treasury stock. Advances by borrowers for taxes and insurance increased by $3.8 million or 33.4% to $15.1 million at June 30, 1999 from $11.3 at December 31, 1998. The increase was the result of the collection of funds for taxes and insurance for future payments. Accrued interest on deposits at June 30, 1999 was $3.9 million compared to $600,000 at December 31, 1998. The $3.3 million increase is attributable to the timing of interest payments on certificate accounts. Total deposits decreased by $7.5 million or 1.5% to $487.6 million at June 30, 1999 from $495.1 million at December 31, 1998. The decrease was the result of higher paying interest certificate accounts being allowed to run off. Offsetting the decrease in certificate accounts was a $2.3 million or 3.2% increase in passbook, clubs, and other accounts. Deferred income tax liability decreased by $4.1 million to an asset of $1.7 million at June 30, 1999 from a liability of $2.4 million at December 31, 1998. The decrease was primarily the result of the $5.0 million unrealized loss, net of taxes on investment securities.

Capital. Total stockholders' equity decreased by $15.0 million or 20.2% to $58.9 million at June 30, 1999 from $73.9 million at December 31, 1998. The increase was the result of the purchase of $12.7 million in treasury stock and the $6.2 million decline in accumulated other comprehensive income, net of taxes as the result of the unrealized loss on investment securities. Offsetting these declines was an increase in retained earnings of $3.0 million. This increase was the result of net income of $4.0 million reduced by dividend declared of $939,000.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits, borrowings, and principal and interest payments and investments.
While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

  The primary investing activities of the Company for the six months ended June 30, 1999 was the purchase of $85.2 million of investment securities, held as available-for-sale and the investment of $49.8 million in conventional mortgage
loans.   Sources of funds for the six months ended June 30, 1999 were the additional $63.0 million in borrowings, and $68.1 million in principal repayments of conventional mortgage loans and investments.

  The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity balance is currently 4.0%. The Association's average liquidity ratio was 6.3%. The Association's most liquid assets are cash and short-term investments.

  The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1999, assets qualifying for liquidity, including cash and investments, totaled $58.7 million.

  At June 30, 1999, the Association's capital exceeded all of the capital requirements of the OTS. The Association's tangible, Tier I (core) capital (to total assets), Tier I Capital (to risk-based assets) and risk-based capital (to risk-based assets) ratios were 9.0%, 9.0%, 21.6%, and 21.8%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operations for the Six and Three Months ended June 30,
-------------------------------------------------------------------------------
1999 and 1998.
-------------

  General. Net income for the six months ended June 30, 1999 increased by $85,000 or 2.2% to $4.0 from $3.9 million for the six months ended June 30, 1998. The increase was the result of tax equivalent interest income increasing by $3.5 million. Tax exempt securities were $199.1 million at June 30, 1999 compared to $117.2 million at December 31, 1998. Offsetting this increase was an increase in interest expense of $2.8 million, general and administrative expense increasing by $481,000 and other income decreasing by $68,000.

  Net income for the quarters ended June 30, 1999 and 1998 remained relatively flat. Tax equivalent interest income rose to $14.0 million for the three months ended June 30, 1999, from $12.3 million for the comparable 1998 period. Both interest expense and general and administrative expenses rose by $1.4 million and $251,000, respectively.

  Interest Income. Interest income discussed in this section is the tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities included tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax-equivalent basis. Tax equivalent increases of $1.8 million and $1.0 million were made for the six and three months ended June 30, 1999. For the six and three months ended June 30, 1998, a tax equivalent increase of $109,000 was made. Tax equivalent interest income for the six-months ended June 30, 1999, increased by $3.5 million or 14.5% to $27.7 million from $24.2 for the comparable 1998 period. The increase was the result of interest earned on investment securities and dividends on FHLB stock rising. Offsetting these increases were decreases in interest earned on conventional mortgage loans and federal funds sold. Tax equivalent interest earned on investment securities for the six months ended June 30, 1999, was $6.8 million compared to $1.3 million for the six months ended June 30, 1998. The $5.5 million increase was the result of the average balance of investment securities rising to $205.6 million for the six months ended June 30, 1999 from $40.2 million for the comparable 1998 period. This was due to the municipal securities that were purchased from the end of the first quarter in 1998 through the end of the first quarter of 1999. Dividend income on FHLB stock increased by $171,000 or 91.4% to $358,000 for the six months ended June 30, 1999, from $187,000 for the six months ended June 30, 1998. This was due to the additional stock that has been purchased to meet the FHLB minimum requirements in response to the additional borrowings obtained from the FHLB. Interest earned on conventional mortgage loans decreased by $1.7 million 7.8% to $19.6 million from $21.3 million for the six months ended June 30, 1999, and 1998, respectively. The decrease was the result of the average balance of conventional mortgage loans declining to $541.0 million for the six months ended June 30, 1999, from $575.4 million due to prepayments and the decline in originations of conventional mortgage loans. In addition, there was a 14 basis points decline on the average rate earned on conventional mortgage loans. The rate for the six months ended June 30, 1999, was 7.27% compared to 7.41% for the six months ended June 30, 1998. Interest earned on federal funds sold decreased by $154,000 or 34.8% to $289,000 for the six months ended June 30, 1999, from $443,000 for the comparable 1998 period. The decline was the result of the average balance falling by $4.1 million or 25.6% to $11.9 million for the six months ended June 30, 1999, from $16.0 million for the six months ended June 30, 1998, due to fluctuations of excess cash. Also contributing to the decline in interest earned on federal funds sold was the average rate earned for the six months ended June 30, 1999, was 4.85% compared to 5.53% for the six months ended June 30, 1998.

Tax equivalent interest income for the quarter ended June 30, 1999, increased by $1.7 million or 13.9% to $14.0 million from $12.3 million for the quarter ended June 30, 1998. The increase was the result of tax equivalent interest earned or investment securities rising along with dividends on FHLB stock. Offsetting these increases were decreases in interest-earned on conventional mortgage loans and federal funds sold. The reasons for these increases and decreases are the same that were discussed above for the six months ended June 30, 1999 and 1998.

  Interest Expense. Interest expense for the six and three months ended June 30, 1999 increased by $2.8 million or 18.3% and $1.4 million or 18.6% from the comparable 1998 periods. The primary reason for the increase was a rise in interest expense on borrowing. Interest expense on borrowings was $6.2 million for the six months ended June 30, 1999, compared to $2.9 million for the six months ended June 30, 1998, and $3.3 million for the quarter ended June 30, 1999, compared to $1.6 million for the quarter ended June 30, 1998. The increase was the result of the additional $63.0 in borrowings obtained during 1999.

  Net Interest Income. Tax equivalent net interest income for the six and three months ended June 30, 1999 increased by $695,000 and $253,000 over the six and three months ended June 30, 1998. This was the result of tax equivalent interest income increasing more than interest expense.

  Provision for Loan Losses. The provision for loan losses increased by $30,000 for the six months ended June 30, 1999 to $60,000 from $30,000 for the six months ended June 30, 1998. For the quarter ended June 30, 1999 the provision was $30,000 compared to $10,000 for the quarter ended June 30, 1998. The increase in the provision is the result of an increase in jumbo mortgages originated by the Association. At June 30, 1999, non-performing assets were $436,000 compared to $580,000 at December 31, 1998. The allowance for loan losses equaled 198.4% of total non-performing assets at June 30, 1999, as compared to 138.8% at December 31, 1998. There were no loans charged off for the six month periods ended June 30, 1999, and 1998. Management believes that the current level of loan loss reserve is adequate to cover losses inherent on the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 1999.

  Other Income. Other income for the six month period ended June 30, 1999 declined to $261,000 from $329,000 for the six months ended June 30, 1998. The decrease was the result of gains on sales on investments being $45,000 for 1999 compared to $97,000 for 1998 and other income which includes $9,000 in losses in 1999 from the sale of real estate owned.

For the quarter ended June 30, 1999, other income increased by $16,000 or 13.0% to $139,000 from $123,000 for the quarter ended June 30, 1998. This was primarily the result of $12,000 in gains from the sale of real estate owned.

  General and Administrative Expenses. General and administrative expenses increased by $481,000 or 17.1% to $3.3 million for the six months ended June 30, 1999 compared to $2.8 million for the comparable 1998 period. The increase was primarily due to an increase in other expenses that were associated with the annual meeting and one-time non-recurring expenses related to the termination of the Association's defined benefit pension plan.

  General and administrative expenses for the quarter ended June 30, 1999 was $1.7 million compared to $1.4 million for the quarter ended June 30, 1998. The increase was the result of increases in other expenses and compensation, payroll taxes and fringe benefits. Other expenses increased by $156,000 or 69.6% to $380,000 for the quarter ended June 30, 1999 from $224,000 for the quarter ended June 30, 1998. As stated above, the increase was the result of one-time non-recurring expenses. Compensation, payroll taxes and fringe benefits increased by $73,000 or 8.6% to $921,000 for the quarter ended June 30, 1999, from $848,000 for the quarter ended June 30, 1998. The increase was the result of the cost associated with the termination of the employees pension fund during the second quarter of 1999.

  Income Taxes. Tax equivalent income taxes for the six months and quarters ended June 30, 1999 and 1998, remained relatively flat. For the six months ended June 30, 1999, and 1998, taxes include tax equivalent adjustments of $1.8 million and $109,000, respectively. For the quarters ended June 30, 1999 and 1998, taxes include tax equivalent adjustment of $1.0 million and $109,000, respectively.

  Other Comprehensive Income. The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

  The following table sets forth the related tax effects allocated to each element of comprehensive income for the six and three months ended June 30, 1999, and 1998.

                                               Six Months Ended June 30, 1999         Six Months Ended June 30, 1998
                                         ------------------------------------------  --------------------------------
                                            Tax       Net-of                 Tax          Net-of-
                                          Pre-Tax    (Expense)     Tax     Pre-Tax       (Expense)           Tax
                                          Amount    or Benefit    Amount    Amount      or Benefit         Amount
                                         ---------  -----------  --------  --------  -----------------  -------------
Unrealized gains or losses
  on securities:
    Unrealized holding gains/(losses)
     arising during the period           $(10,195)      $3,983   $(6,212)     $389              $(160)          $229

    Reclassification adjustment
      for gains realized in net
      income                                  (45)          18       (27)      (97)                38            (59)
                                         --------   ----------   -------   -------   ----------------   ------------

    Net realized gains/(losses)           (10,150)       3,965    (6,185)      292               (122)           170
                                         --------   ----------   -------   -------   ----------------   ------------

Other comprehensive income               $(10,150)      $3,965   $(6,185)     $292              $(122)          $170
                                         ========   ==========   =======   =======   ================   ============


                                               Three Months Ended          Three Months Ended
                                                  June 30, 1999                  June 30, 1998
                                         -------------------------------  ----------------------------
                                           Tax       Net-of                 Tax      Net-of-
                                         Pre-Tax    (Expense)     Tax     Pre-Tax   (Expense)    Tax
                                          Amount   or Benefit    Amount   Amount   or Benefit   Amount
                                         --------  -----------  --------  -------  -----------  ------
Unrealized gains or losses
  on securities:
    Unrealized holding gains/(losses)
     arising during the period           $(7,858)      $2,634   $(5,224)     $400       $(165)    $235
                                         -------       ------   -------      ----       -----     ----

    Net realized gains/(losses)           (7,858)       2,634    (5,224)      400        (165)     235
                                         -------       ------   -------      ----       -----     ----

Other comprehensive income               $(7,858)      $2,634   $(5,224)     $400       $(165)    $235
                                         =======       ======   =======      ====       =====     ====

The following tables set forth the component of accumulated other comprehensive income for the six and three months ended June 30, 1999 and 1998.

                                                               Six Months     Six Months
                                                                 Ended           Ended
                                                             June 30, 1999   June 30, 1998
                                                             --------------  -------------
Beginning Balance                                                  $ 1,179            $117
Net unrealized gains/(losses) on securities, net of taxes           (6,185)            170
                                                                   -------            ----

Ending Balance                                                     $(5,006)           $287
                                                                   =======            ====


                                                             Three Months    Three Months
                                                                 Ended           Ended
                                                             June 30, 1999   June 30, 1998
                                                             -------------   -------------

Beginning Balance                                                  $   218            $ 52
Net unrealized gains/(losses) on securities, net of taxes           (5,224)            235
                                                                   -------            ----

Ending Balance                                                     $(5,006)           $287
                                                                   =======            ====

  Preparation for the Year 2000. Many computer systems may not correctly process information with dates beyond December 31, 1999, due to programming assumptions that were made as computer applications were developed. The Company has assessed its primary business information system with respect to the compatibility with the Year 2000. The Company utilizes a third-party vendor for processing its primary banking applications and several other third-party vendors for ancillary computer applications. Based on representations from third party vendors, the Company and all third-party vendors for the Company's banking applications have modified, upgraded or replaced their computer applications and are in the process of validating the changes to ensure Year 2000 compliance. The Company's primary regulator, in conjunction with other regulatory agencies, has developed guidelines which must be met by the Company to ensure that the Year 2000 issue is properly addressed. In accordance with these guidelines, the Board of Directors has appointed a Year 2000 Committee, comprised of senior managers and department heads to assess the impact that the Year 2000 will have on the Company's operations and financial standing. The Year 2000 Committee has developed a Year 2000 Compliance Program, the ("Program"). The Program has been divided into five sub-parts: awareness, assessment, renovation, validation and implementation. The program has been completed with respect to the Company's mission critical systems. Ancillary computer communications, data exchanges and non information technology continue to be tested as other third party vendors complete their Year 2000 computer changes. In addition to internal processes, the Company monitors through correspondence, the progress of other third party vendors to ensure that their systems do not indirectly affect the Company's operations.

  Costs. The Company has not and does not expect to incur any material expense to replace data processing equipment. The Company does not currently expect that the cost of its Year 2000 compliance program, including possible remediation costs, will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. The Company estimates the costs related to Year 2000 compliance will be less than $75,000. To date, the Company has spent approximately $40,000.

  Risks and Contingencies. The Company does not have commercial loans outstanding. However, the Company's mortgage loans could be indirectly affected by the Year 2000 if the employer's of the borrowers are affected by the Year 2000. The Company has attempted to make its borrowers aware of the Year 2000 issue but the effect that the Year 2000 will have, if any, on the Company's loans cannot be determined. All customers have been sent year 2000 updates to inform them of progress of our Year 2000 program.

  In the event that the Company's operations are affected by the Year 2000, either internally or externally through significant vendors including utilities, other financial institutions or supply companies, the Company's results of operations and/or financial condition could be adversely affected. In the event that problems arise, a contingency plan has been developed to ensure the continued operation of the Company. However, there can be no assurance that any disruption or failure will be only temporary or that the contingency plan will function as anticipated in the event of a prolonged disruption or failure.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1998 to June 30, 1999. However, the OTS results are not yet available for the quarter ended June 30, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) The Holding Company held an Annual Meeting of Stockholders on April 26, 1999.

      (b) The names of each Director elected at the Annual Meeting for three year terms ending in the Year 2002 and votes cast are as follows:

                                 For     Withheld
                              ---------  --------

         Theodore R. Dixon    4,943,888   254,720
         David F. Figgins     4,934,403   264,205
         Peter E. Reinert     4,944,726   253,882


         The names of the Directors whose term of office continued after the Annual Meeting are as follows:

         Albert H. Eckert           William S. McMinn
         Jeffrey M. Hinds           Thomas J. Jackson, Jr.
         Robert C. Baierl           Jack W. Schweiger

     (c) A brief description of each matter voted on and the number of yes and no votes cast:

         (i) Ratification of Deloitte & Touche LLP as independent auditor of First Bell Bancorp, Inc. for the fiscal year ending December 31, 1999


                       For             Against         Abstain
                       ---             -------         -------
                    5,107,241           76,267          15,101

         (ii)  Stockholder proposal

                       For             Against         Abstain
                       ---             -------         -------
                    1,322,621         3,092,634        105,394

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  August 12, 1999              /s/  Albert H. Eckert, II
                                    --------------------------------------
                                    Albert H. Eckert, II
                                    President and Chief Executive Officer



Date:  August 12, 1999              /s/  Jeffrey M. Hinds
                                    --------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and
                                    Chief Financial Officer (Principal
                                      Accounting Officer)