Form 10-Q
period 1999-09-30
FIRST BELL BANCORP INC
filed 1999-11-15
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ______________________

                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its
                                   charter)

         DELAWARE                                          251752651
----------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE            19801
----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (302) 427-7883
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
----------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  [X] Yes [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,267,763 shares of common stock, par value $.01 per share, were outstanding as of November 15, 1999.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I              FINANCIAL INFORMATION

      Item 1        Consolidated Balance Sheet September
                    30, 1999 (unaudited) and December 31,
                    1998 (audited).......................................  1

                    Consolidated Statements of Income for the
                    Three and Nine Months Ended September 30,
                    1999, and 1998 (unaudited)...........................  2

                    Consolidated Statements of Comprehensive
                    Income for the Three and Nine months ended
                    September 30, 1999, and 1998 (unaudited).............  3

                    Consolidated Statements of Changes in
                    Stockholders' Equity for the Nine Months
                    Ended September 30, 1999 and 1998 (unaudited)........  4

                    Consolidated Statements of Cash Flows for
                    the Nine Months Ended September 30, 1999
                    and 1998, (unaudited)................................  5

                    Notes to Unaudited Consolidated Financial
                    Statements...........................................  7

      Item 2        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........  8

      Item 3        Quantitative and Qualitative Disclosure About
                    Market Risk.......................................... 15

PART II             OTHER INFORMATION

      Item 1        Legal Proceedings.................................... 16

      Item 2        Changes in Securities................................ 16

      Item 3        Defaults Upon Senior Securities...................... 16

      Item 4        Submission of Matters to a Vote of
                    Security Holders..................................... 16

      Item 5        Other Information.................................... 17

      Item 6        Exhibits and Reports on Form 8-K..................... 17

SIGNATURES                                                                17

                        PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)

                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                               1999               1998
                                                                                               ----               ----
ASSETS                                                                                       (unaudited)        (audited)
Cash:
   Cash on-hand..................................................................           $      875         $      924
   Non-interest-bearing deposits.................................................                2,251              2,117
   Interest-bearing deposits.....................................................               14,683             18,502
                                                                                            ----------         ----------
      Total cash.................................................................               17,809             21,543
Federal funds sold...............................................................               23,425             36,175
Investment securities held to maturity - at cost (fair value of $5,263 and
   $10,766 at September 30, 1999 and December 31, 1998, respectively)............                4,983              9,980
Investment securities-available for sale at fair value (cost of $217,754 and $134,743
at September 30, 1999 and December 31, 1998, respectively).......................              206,546            136,677
Conventional mortgage loans - net of allowance for
   loan losses of $895 and $805 at September 30, 1999 and
   December 31, 1998, respectively...............................................              528,989            544,635
Other loans, net.................................................................                  948                899
Real estate owned................................................................                   29                 82
Premises and equipment, net......................................................                3,832              3,405
Federal Home Loan Bank stock, at cost............................................               11,650              9,000
Accrued interest receivable......................................................                5,434              4,272
Other assets.....................................................................                1,043                938
                                                                                            ----------         ----------
   Total assets..................................................................           $  804,688         $  767,606
                                                                                            ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Passbook, club and other accounts.............................................           $   72,372           $ 73,578
   Money market and NOW accounts.................................................               54,314             52,164
   Certificate accounts..........................................................              370,946            369,386
                                                                                            ----------         ----------
       Total deposits............................................................              497,632            495,128

Borrowings.......................................................................              238,000            180,000
Advances by borrowers for taxes and insurance....................................                5,509             11,354
Accrued interest on deposits.....................................................                5,393                600
Accrued interest on borrowings...................................................                1,261                863
Accrued income taxes.............................................................                  169                120
Deferred income tax (asset)/liability............................................               (3,052)             2,424
Dividend payable on common stock.................................................                  461                536
Other liabilities................................................................                2,190              2,679
                                                                                            ----------         ----------
   Total liabilities.............................................................              747,563            693,704

Stockholders' equity:
   Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
      no shares issued or outstanding)...........................................                   --                 --
   Common stock ($0.01 par value; 20,000,000 shares authorized;
      8,596,250 issued; 5,327,763 outstanding at September 30, 1999
      6,100,476 outstanding at December 31, 1998;one stock right per share)......                   86                 86
   Paid-in capital...............................................................               62,129             61,768
   Unearned ESOP shares (537,982 and 561,562 shares at September 30, 1999
    and December 31, 1998, respectively).........................................               (3,809)            (3,972)
   Unearned MRP shares (242,384 and 275,441 shares at September 30, 1999 and
      December 31, 1998, respectively)...........................................               (3,378)            (3,839)
   Treasury stock (3,268,487 shares and 2,495,774 shares at September 30,
      1999 and December 31, 1998, respectively) .................................              (53,272)           (38,919)
   Accumulated other comprehensive (loss)/income, net of taxes...................               (6,770)             1,179
   Retained earnings.............................................................               62,139             57,599
                                                                                            ----------         ----------
Total Stockholders' Equity.......................................................               57,125             73,902

Total Liabilities and Stockholders' Equity.......................................           $  804,688         $  767,606
                                                                                            ==========         ==========

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                     THREE                    THREE               NINE              NINE
                                                     MONTHS                  MONTHS              MONTHS            MONTHS
                                                     ENDED                   ENDED               ENDED             ENDED
                                                SEPT. 30, 1999           SEPT.30, 1998       SEPT.30, 1999     SEPT 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Conventional mortgage loans                     $  9,475                $ 10,363             $29,141            $31,694
   Interest-bearing deposits                            235                     297                 788                912
   Mortgage-backed securities                            --                      --                  --                284
   Federal funds sold                                   332                     335                 620                778
   Investment securities                              2,597                   1,625               7,615              2,854
   Other loans                                           16                      14                  49                 43
   Federal Home Loan Bank stock                         199                     148                 557                335
                                                   --------               ---------             -------            -------
      Total interest and dividend income             12,854                  12,782              38,770             36,900

   Interest expense on deposits                       6,031                   6,202              17,978             18,598
   Interest expense on borrowings                     3,348                   2,561               9,514              5,470
                                                   --------               ---------             -------            -------
      Total interest expense                          9,379                   8,763              27,492             24,068

      Net interest income                             3,475                   4,019              11,278             12,832

Provision for loan losses                                30                      30                  90                 60
                                                   --------               ---------            --------            -------

      Net interest income after provision
      for loan losses                                 3,445                   3,989              11,188             12,772

Other income:
   Loan fees and service charges                        165                     119                 386                340
   Gain on sale of loans and securities                  --                      --                  45                 97
   Miscellaneous income                                  15                      --                  10                 11
                                                   --------               ---------            --------            -------
      Total other income                                180                     119                 441                448

Other general and administrative expense:
   Compensation, payroll taxes and fringe benefits      785                     809               2,440              2,472
   Federal insurance premiums                            77                      74                 225                234
   Office occupancy expense, excluding depreciation     118                     121                 394                372
   Depreciation                                          73                      75                 221                217
   Computer services                                     62                      56                 198                167
   Other expenses                                       305                     297               1,228                774
                                                  ---------                --------            --------            -------
      Total general and administrative expense        1,420                   1,432               4,706              4,236

Net Income before provision for income taxes          2,205                   2,676               6,923              8,984

Provision for income taxes:
   Current:
      Federal                                           246                     537                 831              2,462
      State                                             184                     189                 530                654
   Deferred (credit) expense                           (200)                     --                (381)                34
                                                  ---------                --------            --------            -------
Total provision for income taxes                        230                     726                 980              3,150

   Net income                                     $   1,975                $  1,950            $  5,943            $ 5,834
                                                  =========                ========            ========            =======

Basic earnings per share                          $    0.43                $   0.35            $   1.21            $  1.04
Diluted earnings per share                        $    0.41                $   0.34            $   1.16            $  0.99
Weighted average shares outstanding-Basic             4,601                   5,564               4,908              5,625
Weighted average shares outstanding-Diluted           4,805                   5,809               5,115              5,893

                           FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)
                                (in thousands)

                                                              THREE                THREE               NINE              NINE
                                                             MONTHS               MONTHS              MONTHS            MONTHS
                                                              ENDED                ENDED               ENDED             ENDED
                                                         SEPT. 30, 1999        SEPT.30, 1998       SEPT.30, 1999     SEPT 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                               $    1,975            $   1,950           $    5,943        $    5,834

Unrealized (losses)/gains on securities:
   Unrealized holding (losses)/gains arising during
   the period                                                (2,895)               1,325              (13,089)            1,715
   Less: reclassification adjustment for losses/(gains)
   realized in net income                                        --                   --                  (45)              (97)
                                                         ----------            ---------           ----------        ----------
Other comprehensive (loss)/income, before taxes                (920)               3,275               (7,101)            7,452
   Tax benefit/(expense)                                      1,131                 (564)               5,095              (687)
                                                         ----------            ---------           ----------        ----------
Other comprehensive income/(loss), net of taxes          $      211            $   2,711           $   (2,006)       $    6,765
                                                         ==========            =========           ==========        ==========

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (In thousands)
                                  (Unaudited)

                                                  Number
                                                  Common                    Additional      Unearned
                                                  Stock         Common        Paid-in         ESOP        Treasury         MRP
                                                  Shares         Stock        Capital        Shares         Stock         Stock
                                                --------------------------------------------------------------------------------

                                                --------------------------------------------------------------------------------
Balance at December 31, 1997                       6,511           $86        $61,371       ($4,217)      ($32,077)     ($4,290)
Purchase of treasury stock                          (296)                                                   (5,074)
Exercise of Options                                   13                          (43)                         228
Allocation of ESOP shares                                                         286           172
Allocation of MRP shares                                                           67                                       451
Dividend on common stock ($0.30)
Change in unrealized gain or
  loss, net of taxes
Net income
                                                --------         -----       --------       -------       --------      -------

Balance at September 30, 1998                      6,228           $86        $61,681       $(4,045)      $(36,923)     $(3,839)
                                                ========         =====       ========       =======       ========      =======

Balance at December 31, 1998                       6,100           $86        $61,768       $(3,972)      $(38,918)     $(3,839)
Purchase of Treasury Stock                          (772)                                                  (14,353)
Allocation of ESOP Shares                                                         232           163
Allocation of MRP Shares                                                          129                                       461
Dividend on common stock ($0.30)
Change in unrealized gain or
  loss, net of taxes
Net income
                                                --------         -----       --------      --------       --------      -------

Balance at September 30, 1999                      5,328           $86        $62,129       ($3,809)      ($53,271)     $(3,378)
                                                ========         =====       ========      ========       ========      =======

                                             Accumulated
                                                 Other
                                            Com-prehensive
                                            Income, Net of     Retained
                                                Taxes          Earnings         Total
                                            --------------------------------------------

                                            --------------------------------------------
Balance at December 31, 1997                      $   117       $ 51,993        $ 72,983
Purchase of treasury stock                                                        (5,074)
Exercise of Options                                                                  185
Allocation of ESOP shares                                                            458
Allocation of MRP shares                                                             518
Dividend on common stock ($0.30)                                  (1,697)         (1,697)
Change in unrealized gain or
  loss, net of taxes                                  931                            931
Net income                                                         5,834           5,834
                                                  -------       --------        --------

Balance at September 30, 1998                     $ 1,048       $ 56,130        $ 74,138
                                                  =======       ========        ========

Balance at December 31, 1998                      $ 1,179       $ 57,598        $ 73,902
Purchase of Treasury Stock                                                       (14,353)
Allocation of ESOP Shares                                                            395
Allocation of MRP Shares                                                             590
Dividend on common stock ($0.30)                                  (1,403)         (1,403)
Change in unrealized gain or
  loss, net of taxes                               (7,949)                        (7,949)
Net income                                                         5,943           5,943
                                                  -------       --------        --------

Balance at September 30, 1999                     ($6,770)      $ 62,138        $ 57,125
                                                  =======       ========        ========

                            FIRST BELL BANCORP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                              Nine Months Ended      Nine Months Ended
                                                                             September 30, 1999      September 30, 1998
                                                                             ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $    5,943              $    5,834
Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation                                                                      221                     217
        Deferred income taxes                                                            (381)                     34
        Amortization of premiums and accretion of discounts                               (76)                    (10)
        Provision for loan losses                                                          90                      60
        Compensation expense-allocation of ESOP and MRP shares                            809                     936
        Gain on sale of mortgage-backed securities, available for sale                     --                     (97)
        Loss on sale of real estate owned                                                   8                       4
        Gain on sale of investment securities, available for sale                         (45)                     --
        (Increase) or decrease in assets and liabilities
            Accrued interest receivable                                                (1,163)                 (1,198)
            Accrued interest on borrowings                                                398                     503
            Accrued income taxes                                                           49                    (108)
            Other assets                                                                 (106)                   (587)
            Other liabilities                                                            (311)                    (82)
            Dividend payable                                                              (75)                     --
                                                                                   ----------              ----------

    Net cash provided by operating activities                                          10,154                  10,218
                                                                                   ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities, available for sale                             (90,188)               (115,391)
    Maturity/(purchase) of federal funds                                               12,750                 (17,600)
    Maturity of investment securities, available for sale                                  --                  10,000
    Maturity of investment securities, held to maturity                                 5,000                      --
    Principal repayments on mortgage-backed securities, available for sale                 --                   1,402
    Net proceeds from sale of mortgage-backed securities, available for sale               --                  30,352
    Net proceeds from sale of investments, available for sale                           3,317                      --
    Principal repayments on investment securities, available for sale                   4,076                   2,499
    Net decrease in conventional loans                                                 15,464                  20,806
    Net (increase)/decrease in other loans                                                (50)                     37
    Purchase of Federal Home Loan Bank stock                                           (2,650)                 (3,852)
    Net proceeds from sale of real estate owned                                           138                      43
    Purchase of premises and equipment                                                   (648)                   (169)
                                                                                   ----------              ----------

        Net cash used in investing activities                                         (52,791)                (71,873)
                                                                                   ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts and savings
      accounts                                                                            944                   2,839
    Net increase/(decrease) in certificate accounts                                     1,560                 (18,676)
    Net increase in advances by borrowers for taxes and insurance                      (5,845)                 (6,277)
    Net increase in borrowings                                                         58,000                  90,000
    Dividends paid                                                                     (1,403)                 (1,725)
    Options exercised                                                                      --                     149
    Purchase of treasury stock                                                        (14,353)                 (5,074)
                                                                                   ----------              ----------

        Net cash provided by financing activities                                      38,903                  61,236
                                                                                   ----------              ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              (3,734)                   (419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       21,543                  24,520
                                                                                   ----------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   17,809              $   24,101
                                                                                   ==========              ==========

                            FIRST BELL BANCORP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

SUPPLEMENTAL DISCLOSURES:
    Cash paid for:
        Interest on deposits and advances by borrowers for
          taxes and insurance                                         $  13,185   $  13,886
        Interest on borrowings                                            9,116       4,967
        Income taxes                                                      1,312       3,187
Non-cash transactions:
        Transfers from conventional loans to real estate acquired
          through foreclosures                                               92         191
        Increase in additional paid-in capital-ESOP and MRP
          allocation and options exercised                                  361         310
        Unrealized (depreciation)/appreciation on securities
          available for sale                                            (11,111)      1,810

                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Principles of Consolidation

     The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary Bell Federal Savings and Loan Association of Bellevue (the "Association"). All significant intercompany transactions have been eliminated in consolidation. The investment in the Association on First Bell's financial statements is carried at the parent company's equity in the underlying net assets.

     The consolidated balance sheet as of September 30, 1999 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the nine and three months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998.
------------------------------------------------------------------------------

Assets. Total assets increased to $804.7 million at September 30, 1999 from $767.6 million at December 31 ,1998. This increase of $37.1 million or 4.8% was the result of an increase in investment securities offset by decreases in conventional mortgage loans and federal funds sold. Investment securities increased by $64.9 million or 44.2% to $211.5 million at September 30, 1999 from $146.7 million at December 31, 1998. The increase was the result of the purchase of $90.2 million of investment securities, available for sale, funded by borrowings and federal funds sold. Offsetting the purchases, was a decline of $13.0 million in unrealized gain or loss on investment securities, available for sale, $5.0 million maturity of a treasury note, $4.1 million in Collateralized Mortgage Obligations ("CMO's) principal repayments and the sale of $3.3 million in municipal securities. Conventional mortgage loans decreased by $15.6 million or 2.9% to $529.0 million at September 30, 1999 from $544.6 million at December 31, 1998. The decrease was the result of principal repayments of $83.0 million offset by the origination of $59.1 million in conventional mortgage loans and $5.5 million in disbursements for home equity loans. Federal funds sold decreased to $23.4 million at September 30, 1999 from $36.2 million at December 31, 1998. The $12.8 million or 35.2% decrease was the result of the funds being used to finance the purchase of investment securities.

Liabilities. Total liabilities increased by $53.9 million or 7.8% to $747.6 million at September 30, 1999 from $693.7 million at December 31, 1998. The increase was the result of increases in borrowings and accrued interest on deposits reduced by decreases in advances by borrowers for taxes and insurance and deferred income tax liability. Borrowings increased by $58.0 million or 32.2% to $238.0 million at September 30, 1999 from $180.0 million at December 31, 1998. The increase in borrowings were used to finance the purchase of investment securities and treasury stock. Accrued interest on deposits increased by $4.8 million to $5.4 million at September 30, 1999 from $600,000 at December 31, 1998. The increase is attributable to the timing of interest payments on certificate accounts. Advances by borrowers for taxes and insurance decreased by $5.8 million or 51.5% to $5.5 million at September 30, 1999 from $11.3 million at December 31, 1998. The decrease is the result of the payment of property taxes on conventional mortgages serviced by the Association during the third quarter. Deferred income tax liability decreased by $5.5 million to an asset of $3.1 million at September 31, 1999 from a liability of $2.4 million at December 31, 1998. The decrease was primarily the result of the $6.8 million unrealized loss, net of taxes, on investment securities.

Capital. Total stockholders' equity decreased by $16.8 million or 22.7% to $57.1 million at September 30, 1999 from $73.9 million at December 31, 1998. The decrease was the result of the purchase of $14.4 million worth of the Company's stock pursuant to its sixth stock repurchase program, the decline of $7.9 million in accumulated other comprehensive income, net of taxes and payment of $1.4 million in dividends. Offsetting the decreases was net income of $5.9 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on mortgages and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

   The primary investing activities of the Company for the nine months ended September 30, 1999 was the purchase of $90.2 million of investment securities, held as available-for-sale and the investment of $59.1 million in conventional mortgages. Sources of funds for the nine months ended September 30, 1999 were the additional borrowings of $58.0 million and $88.9 million in principal repayments of conventional mortgage loans and investments.

   The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity ratio is currently 4.0%. The Association's average liquidity ratio was 8.2% during the three month period ended September 30, 1999. The Association's most liquid assets are cash and short-term investments.

   The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 1999, assets qualifying for liquidity, including cash and investments, totaled $56.4 million.

   At September 30, 1999, the Association's capital exceeded all of the capital requirements of the OTS. The Association's tangible, Tier I (core) capital (to total assets), Tier I capital (to risk-based assets) and risk-based capital (to risk-based assets) ratios were 9.0%, 9.0%, 21.5% and 21.8%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operation for the Nine and Three Months ended September
--------------------------------------------------------------------------------
30, 1999 and 1998.
-----------------

General. Net income for the nine months ended September 30, 1999 increased by $109,000 or 1.9% to $5.9 million from $5.8 million for the nine months ended September 30, 1998. The increase was the result of tax equivalent interest income increasing by $4.0 million. Tax equivalent securities were $199.1 million at September 30, 1999 compared to $117.2 million at December 31, 1998. Offsetting the increase in tax equivalent interest income were increases in interest expense of $3.4 million and general and administrative expenses of $470,000. Net income for the quarters ended September 30, 1999 and 1998 remained flat at $2.0 million. Other significant fluctuations included: tax equivalent interest income increased by $520,000, other income increased by $61,000, income taxes decreased by $48,000 and interest expense increased by $616,000.

Interest Income Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities include tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $2.8 million and $1.0 million were made for the nine and three months ended September 30, 1999. For the nine and three months ended September 30, 1998, tax equivalent increases of $644,000 and $536,000 respectively, were made.

   Tax equivalent interest income for the nine months ended September 30, 1999 increased by $4.0 million or 10.7% to $41.5 million from $37.5 million at September 30, 1998. The increase was the result of a rise in interest on investment securities and dividends on FHLB stock. Offsetting these increases were decreases in interest on conventional mortgage loans, federal funds sold and interest-bearing deposits. Tax equivalent interest income on investment securities was $10.4 million for the nine months ended September 30, 1999 compared to $3.5 million for the nine months ended September 30, 1998. The $6.9 million increase was the result of the average balance increasing to $208.0 million for the nine months ended September 30 1999 from $68.7 million for the comparable 1998 period. Dividends on FHLB stock increased by $222,000 or 66.3% to $557,000 for the nine months ended September 30, 1999 from $335,000 for the nine months ended September 30, 1998. This was due to the additional stock that has been purchased to meet FHLB minimum requirements in response to the additional borrowings obtained from the FHLB during the year. Interest income on conventional mortgage loans decreased by $2.6 million or 8.1% to $29.1 million for the nine months ended September 30, 1999 from $31.7 million for the nine months ended September 30, 1998. The decrease was the result of the average balance of conventional mortgage loans declining by $34.3 million or 6.0% to $537.3 for the nine months ended September 30, 1999 from $571.6 million for the nine months ended September 30, 1998. In addition, there was a thirteen basis points decline on the average rate earned on conventional mortgage loans. The average rate was 7.2% for the nine months ended September 30, 1999 compared to 7.4% for the nine months ended September 30, 1998. Interest on federal funds sold decreased by $158,000 or 20.3% to $620,000 for the nine months ended September 30, 1999 from $778,000 for the comparable 1998 period. The decrease was the result of a decline in the average balance of federal funds sold of $2.8 million or 15.1% to $15.7 million for the nine months ended September 30, 1999 from $18.5 million for the nine months ended September 30, 1998. In addition, the average rate earned on federal funds sold decreased by thirty four basis points. The average rate for the nine months ended September 30, 1999 was 5.3% compared to 5.6% for the nine months ended September 30, 1998. Interest on interest-bearing deposits decreased by $124,000 or 13.6% to $788,000 for the nine months ended September 30, 1999 from $912,000 for the nine months ended September 30, 1998. The decrease was the result of the average rate earned falling to 4.8% for the nine months ended September 30, 1999 from 5.4% for the nine months ended September 30, 1998. Offsetting the decline in the average rate earned on interest-bearing deposits, was the average balance increasing by $1.1 million or 4.8% to $23.5 million for the nine months ended September 30, 1999 from $22.4 million for the comparable 1998 period.

   Tax equivalent interest income for the quarter ended September 30, 1999 increased by $520,000 or 3.9% to $13.8 million from $13.3 million for the quarter ended September 30, 1998. The increase was the result of a rise in tax equivalent interest on investment securities and dividends on FHLB stock offset a decrease in interest earned on conventional mortgage loans and interest-bearing deposits. Tax equivalent interest on investment securities increased by $1.4 million or 65.7% to $3.6 million for the quarter ended September 30, 1999 from $2.2 million for the quarter ended September 30, 1998. The increase was the result of the average balance of investment securities increasing to $212.8 million for the quarter ended September 30, 1999 from $125.8 million for the comparable 1998 period. Offsetting the increase in the average balance of investment securities was a fourteen basis point decrease in the average rate earned. The average rates were 6.7% and 6.9% for the quarter ended September 30, 1999 and 1998, respectively. Dividends on FHLB stock increased by $51,000 or 34.5% to $199,000 for the quarter ended September 30, 1999 from $148,000 for the quarter ended September 30, 1998. The increase was the result of the average balance rising to $11.7 million for the quarter ended September 30, 1999 from $9.0 million for the comparable 1998 period. As stated above, the increase is due to the additional stock that has been purchased to meet FHLB minimum requirements as the result of the additional borrowings that have been obtained. Interest on conventional mortgage loans decreased by $888,000 or 8.6% to $9.5 million for the quarter ended September 30, 1999 from $10.4 million for the quarter ended September 30, 1998. The decrease was the result of the average balance decreasing $34.0 million or 6.0% to $529.8 million for the quarter ended September 30, 1999 from $563.8 million for the quarter ended September 30, 1998. Also contributing to the decline was the average rate earned on conventional mortgages falling to 7.2% from 7.4% for the quarters ended September 30, 1999 and 1998, respectively. Interest earned on interest-bearing deposits decreased by $62,000 or 20.9% to $235,000 for the quarter ended September 30, 1999 from $297,000 for the comparable 1998 period. The decline was the result of the average rate earned decreasing to 4.9% from 5.5% for the quarters ended September 30, 1999 and 1998, respectively. In addition, the average balance declined to $19.6 million for the quarter ended September 30, 1999 from $21.7 million for the quarter ended September 30, 1998.

Interest Expense. Interest expense for the nine months ended September 30, 1999 increased by $3.4 million or 14.2% to $27.5 million from $24.1 million for the nine months ended September 30, 1998. Interest expense on borrowings increased by $4.0 million or 73.9% to $9.5 million from $5.5 million for the nine months ended September 30, 1998. The increase was the result of the average balance rising to $227.8 million from $130.0 for the nine months ended September 30, 1999 and 1998, respectively. Reducing the impact of the increase in interest expense on borrowing was a decrease in interest expense on deposits of $620,000 of 3.3%. This decrease was the result of the average rate paid on certificate accounts declining to 5.5% for the nine months ended September 30, 1999 from 5.9% for the comparable 1998 period.

   Interest expense for the quarter ended September 30, 1999 increased by $616,000 or 7.0% to $9.4 million from $8.8 million for the quarter ended September 30, 1998. The increase was the result of the reasons stated above.

Net Interest Income. Tax equivalent interest income for the nine ended September 30, 1999 increased by $599,000 or 4.4% to $14.1 million from $13.5 million for the nine months ended September 30, 1998. This was the result of tax equivalent interest income rising by $4.0 million offset by a rise in interest expense of $3.4 million. For the quarter ended September 30, 1999, tax equivalent net interest income decreased by $96,000 or 2.1% to $4.5 million from $4.6 million for the comparable 1998 period. This was the result of interest expense rising by $616,000 while tax equivalent interest income rose by $520,000.

Provision for Loan Loss. The provision for loan loss increased by $30,000 for the nine months ended September 30, 1999 to $90,000 from $60,000 for the nine months ended September 30, 1998. For the quarters ended September 30, 1999 and 1998, the provision remained flat at $30,000. The addition to the provision is the result of an increase in the origination of jumbo, home equity and Community Reinvestment Act ("CRA") mortgages. The addition was deemed prudent due to the additional risks associated with these types of lending. At September 30, 1999, non-performing assets were $449,000 compared to $580,000 at December 31, 1998. The allowance for loan losses equaled 199.3% of total non-performing assets at September 30, 1999, as compared to 138.8% at December 31, 1998. There were no loans charged off during the nine month periods ended September 30, 1999 and 1998. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 1999.

Other Income. Other income for the nine months ended September 30, 1999 decreased by $7,000 or 1.6% to $441,000 from $448,000 for the nine months ended September 30, 1998. The decrease was the result of a decline in gains on sale of investments to $45,000 for the nine months ended September 30, 1999 from $97,000 for the comparable 1998 period. Offsetting this decrease was an increase in loan fees and service charges of $46,000 or 13.5%. This increase was the result of a rise in ATM and checking account service fees.

     For the quarter ended September 30, 1999, other income increased by $61,000 or 51.3% to $180,000 from $119,000 for the quarter ended September 30, 1998. The increase was the result of an increase in loan fees and service charges for the reasons stated above and an increase in miscellaneous income. The increase in miscellaneous income was primarily the result of the collection of commissions for utility payments.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1999 increased by $470,000 or 11.1% to $4.7 million from $4.2 million for the nine months ended September 30, 1998. The increase was primarily the result of an increase in other expenses of $454,000. The increase in other expenses was primarily due to expenses associated with the annual meeting and one-time non-recurring expenses related to the termination of the Association's defined benefit pension plan.

     General and administrative expenses for the quarters ended September 30, 1999 and 1998 remained flat at $1.4 million.

Income Taxes. Tax equivalent income taxes for the nine and three months ended September 30, 1999 and 1998 remained relatively flat. For the nine months ended September 30, 1999 and 1998, taxes included tax equivalent adjustments of $2.8 million and $644,000, respectively. For the quarter ended September 30, 1999 and 1998, taxes include tax equivalent adjustments of $1.0 million and $536,000, respectively.

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

     The following table sets forth the related tax effects allocated to each element of comprehensive income for the nine and three months ended September 30, 1999, and 1998.

                                                     Nine Months Ended                      Nine Months Ended
                                                     September 30, 1999                     September 30, 1998
                                             -------------------------------       --------------------------------
                                               Tax       Net-of                      Tax        Net-of-
                                             Pre-Tax    (Expense)       Tax        Pre-Tax     (Expense)        Tax
                                             Amount    or Benefit      Amount      Amount     or Benefit       Amount
                                             ------    ----------      ------      ------     ----------       ------
Unrealized gains or losses on securities:
    Unrealized holding gains/(losses)
     arising during the period              $(13,089)      $5,113    $(7,976)       $1,715        $(725)        $990

    Reclassification adjustment
      for gains realized in net
      income                                  (45)          18       (27)          (97)           38         (59)
                                         --------        -----    ------          ----          ----         ---

    Net realized gains/(losses)           (13,044)       5,095     (7,949)       1,618          (687)        931
                                          -------        -----     ------        -----         -----        ----

Other comprehensive income               $(13,044)      $5,095    $(7,949)      $1,618         $(687)       $931
                                         ========       ======    =======       ======         =====        ====

                                                 Three Months Ended                    Three Months Ended
                                                 September 30, 1999                    September 30, 1998
                                         ----------------------------------   ------------------------------------
                                            Tax       Net-of                      Tax        Net-of-
                                          Pre-Tax    (Expense)       Tax        Pre-Tax     (Expense)        Tax
                                          Amount    or Benefit      Amount      Amount     or Benefit       Amount
                                          ------    ----------      ------      ------     ----------       ------
Unrealized gains or losses on securities:
    Unrealized holding gains/(losses)
     arising during the period            $(2,895)      $1,131    $(1,764)      $1,325         $(564)        $761
                                           ------        -----     ------        -----          ----          ---

    Net realized gains/(losses)            (2,895)       1,131     (1,764)       1,325          (564)         761
                                           ------        -----     ------        -----         -----          ---

Other comprehensive income                $(2,895)      $1,131    $(1,764)      $1,325         $(564)        $761
                                          =======       ======    =======       ======         =====         ====

The following tables set forth the component of accumulated other comprehensive income for the six and three months ended September 30, 1999 and 1998.

                                                                       Nine Months            Nine Months
                                                                          Ended                   Ended
                                                                   September 30, 1999      September 30, 1998
                                                                   ------------------      ------------------
Beginning Balance                                                          $1,179                  $117
Net unrealized gains/(losses) on securities, net of taxes                  (7,949)                  931
                                                                           ------                   ---

Ending Balance                                                            $(6,770)               $1,048
                                                                          =======                ======

                                                                      Three Months            Three Months
                                                                          Ended                   Ended
                                                                   September 30, 1999      September 30, 1998
                                                                   ------------------      ------------------
Beginning Balance                                                        $5,006                   $287
Net unrealized gains/(losses) on securities, net of taxes                (1,764)                   761
                                                                         ------                    ---

Ending Balance                                                          $(6,770)                $1,048
                                                                        =======                 ======

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

      Costs. The Company has not and does not expect to incur any material expense to replace data processing equipment. The Company does not currently expect that the cost of its Year 2000 compliance program, including possible remediation costs, will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. The Company estimates the costs related to Year 2000 compliance will be less than $75,000. To date, the Company has spent approximately $45,000.

      Risks and Contingencies. The Company does not have commercial loans outstanding. However, the Company's mortgage loans could be indirectly affected by the Year 2000 if the employer's of the borrowers are affected by the Year 2000. The Company has attempted to make its borrowers aware of the Year 2000 issue but the effect that the Year 2000 will have, if any, on the Company's loans cannot be determined. All customers have been sent Year 2000 updates to inform them of progress of the Company's Year 2000 program.

      In the event that the Company's operations are affected by the Year 2000, either internally or externally through significant vendors including utilities, other financial institutions or supply companies, the Company's results of operations and/or financial condition could be adversely affected. In the event that problems arise, a contingency plan has been developed to ensure the continued operation of the Company. This plan has been tested and reviewed. However, there can be no assurance that any disruption or failure will be only temporary or that the contingency plan will function as anticipated in the event of a prolonged disruption or failure.

Recent Accounting Pronouncements. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. First Bell has not yet determined the impact that this standard will have on its financial statements.

Recent Legislation. Recent legislation designed to modernized the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.




Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1998 to September 30, 1999. However, the OTS results are not yet available for the quarter ended September 30, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1998.

                          PART 11- OTHER INFORMATION

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

          (b)  Reports on Form 8-K

               None

______________
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST BELL BANCORP, INC.
                                           (Registrant)


Date:  November 15, 1999                     /s/  Albert H. Eckert, II
                                             --------------------------------
                                           Albert H. Eckert, III
                                           President and Chief Executive Officer



Date:  November 15, 1999                     /s/ Jeffrey M. Hinds
                                             --------------------------------
                                           Jeffrey M. Hinds
                                           Executive Vice President and Chief
                                            Financial
                                           Officer (Principal Accounting
                                            Officer)