Form 10-K405
period 1999-12-31
FIRST BELL BANCORP INC
filed 2000-03-30
CIK 932697

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $74,887,904 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 1, 2000.

As of March 1, 2000, the Registrant had 5,104,763 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                        INDEX
                                                                           PAGE
                                                                           ----

PART I

Item 1.     Business.....................................................     1

Item 2.     Properties...................................................    29

Item 3.     Legal Proceedings............................................    29

Item 4.     Submission of Matters to a Vote of Security Holders..........    29

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................    29

Item 6.     Selected Financial Data......................................    29

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    30

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk....    30

Item 8.     Financial Statements and Supplementary Data..................    32

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    32

PART III

Item 10.    Directors and Executive Officers of the Registrant...........    32

Item 11.    Executive Compensation.......................................    32

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................    32

Item 13.    Certain Relationships and Related Transactions...............    33

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K..................................................    33

SIGNATURES...............................................................    35

PART 1

Item 1.  Business

General

  First Bell Bancorp, Inc (the "Company") was orgainzed by the Board of Directors of Bell Federal Savings and Loan Association of Bellevue (the "Association") for the purpose of acquiring all of the capital stock of the Association issued in connection with the Association's conversion from a mutual to stock form, which was consummated on June 29, 1995,(the "Conversion"). At December 31, 1999, the Company had consolidated total assets of $816.1 million and total equity of $54.5 million. The Company is incorporated under Delaware law and is a savings and loan holding company subject to regulations by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association. All references to the Company include the Association unless otherwise indicated, except that references to the Company prior to June 29, 1995 are to the Association.

  Bell Federal Savings and Loan Association of Bellevue was originally founded in 1891 as the Commercial Building and Loan Association, a state chartered building and loan association. In 1941, the Association converted to a federally chartered mutual savings and loan association and changed its name to First Federal Savings and Loan Association of Bellevue. The Association again changed its name in 1971 to Bell Federal Savings and Loan Association of Bellevue. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"). The Association's business is conducted through six branch offices located thoughout the suburban Pittsburgh, Pennsylvania area and its principal office in the borough of Bellevue. The Company's principal executive office is located at Suite 1704, 300 Delaware Avenue, Wilmington, Delaware 19801 and its executive office telephone number is
(302) 427-7883.

  The principal business of the Company is to operate a traditional customer oriented savings and loan association. The Company attracts retail deposits from the general public and invests those funds primarily in fixed and adjustable-rate, owner-occupied, single family conventional mortgage loans and, to much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. The Company's revenues are derived principally from interest on conventional mortgage loans, interest and dividends on investment securities and short-term investments and other fees and service charges. The Company's primary sources of funds are deposits and borrowings.

  The Association is subject to extensive regulation, supervision and examination by the OTS, its primary regulator and the FDIC, which insures its deposits. The Association is a member of the FHLB ("Federal Home Loan Bank").

Private Securities Litigation Reform Act Safe Harbor Statement

  In addition to historical information, this 10-K includes certain forward looking statements based on current management expectations. Examples of this forward looking information can be found in, but are not limited to, the allowance for losses discussion and certain sections of the 1999 Annual Report incorporated herein. The Company's actual results could differ materially from those of management's expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

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

  The communities in Allegheny County are composed mostly of stable, residential neighborhoods of predominantly one and two-family residences and middle-to-upper-income families. Management believes that, to a large degree, the economic vitality of these communities depends on the economic vitality of the City of Pittsburgh.

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

Lending Activities

  Loan and Mortgage-Backed Securities Portfolio Composition. The loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family, owner-occupied residences, and, to a much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. Mortgage loans are originated to be held in the portfolio. At December 31, 1999, total loans receivable were $545.2 million, of which $516.5 million, or 94.7%, were conventional mortgage loans. Of the conventional mortgage loans outstanding at that date, 95.6% were fixed-rate loans. At December 31, 1999, the loan portfolio also included $16.2 million of residential construction loans; $500,000 of multi-family loans; $11.0 million of residential home equity loans; and $967,000 of other consumer loans. The Association also offers FHA/VA qualifying one- to four-family residential mortgage loans.

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

Set forth below is a table showing loan origination, purchase and sales activity for the periods indicated.

                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                                   1999                1998                1997
                                                            ------------------  ------------------  ------------------
                                                                                  (in thousands)
Loan receivable at beginning of period                                $559,846           $596,003             $547,210

Additions:
      Originations of conventional mortgages                            82,564             66,825              129,043

Reductions:
       Transfer of mortgage loans to foreclosed real                       459                201                  104
        estate
       Repayments                                                       96,729            102,781               50,157
       Loan sales                                                            -                  -               29,989
                                                                      --------           --------             --------

           Total reductions                                             97,188            102,982               80,250
                                                                      --------           --------             --------

           Total loans receivable at end of period                    $545,222           $559,846             $596,003
                                                                      ========           ========             ========

Mortgage-backed securities at beginning of period                     $      -           $ 31,885             $      -

       Purchases                                                             -                  -               92,528
       Sales                                                                 -             30,255               46,676
       Repayments                                                            -              1,402               14,000
       Premium amortization                                                  -                228                  197
       Unrealized gain or loss                                               -                  -                  230
                                                                      --------           --------             --------

Mortgage-backed securities at end of period                           $      -           $      -             $ 31,885
                                                                      ========           ========             ========

(1) Includes conventional mortgages, residential construction loans and home equity mortgage loans.
(2)  The Association originated no multi-family loans during the periods shown.

  The following table sets forth the composition of the loan portfolio and the mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                          1999                      1998                   1997
                                                          ----                      ----                   ----
                                                                      Percent of             Percent of             Percent of
                                                          Amount      Total         Amount   Total         Amount   Total
                                                          ------      -----         ------   -----         ------   -----
Real estate loans:
        Conventional mortgages                             $516,514        94.73%  $535,864       95.72%  $568,405       95.37%
        Residential construction loans                       16,229         2.98     17,924        3.20     25,563        4.29
        Multi family loans                                      500         0.09        651        0.12        860        0.14
        Second mortgage loans                                11,012         2.02      4,508        0.81        268        0.05
                                                           --------       ------   --------      ------   --------      ------
           Total real estate loans                          544,255        99.82    558,947       99.85    595,096       99.85

Consumer loans:
        Loans on deposit accounts                               967         0.18        895        0.15        899        0.15
        Home improvement loans                                    -            -          4           -          8           -
                                                           --------       ------   --------      ------   --------      ------
           Total consumer loans                                 967         0.18        899        0.15        907        0.15
                                                           --------       ------   --------      ------   --------      ------
Total loans receivable                                      545,222       100.00%   559,846      100.00%   596,003      100.00%
                                                                          ======                 ======                 ======

Less:
        Undisbursed portion of loans in process               8,652                  10,354                 12,072
        Deferred net loan origination fees                    2,386                   3,153                  3,822
        Allowance for loan losses                               925                     805                    715
                                                           --------                --------               --------
           Loans receivable, net                           $533,259                $545,534               $579,394
                                                           ========                ========               ========

Morrtage-backed securities
        GNMA                                               $      -            -%  $      _           -%  $ 26,958       84.55%
        FHLMC                                                     -            -          -           -          -           -
        FNMA                                                      -            -          -           -      4,927      1 5.45
                                                           --------       ------   --------      ------   --------      ------
           Total mortgage-backed securities                $      -            -%  $      -           -%  $ 31,885      100.00%
                                                           ========       ======   ========      ======   ========      ======


                                                  At December 31, (in thousands)
                                                       1996                  1995
                                                       ----                  ----
                                                                  Percent of            Percent of
                                                       Amount     Total      Amount     Total
                                                       ------     -----      ------     -----
Real estate loans:
        Conventional mortgages                        $524,867       95.92%  $409,807       94.67%
        Residential construction loans                  19,877        3.63     19,692        4.55
        Multi family loans                               1,220        0.22      2,075        0.48
        Second mortgage loans                              297        0.06        330        0.08
                                                      --------      ------   --------      ------
           Total real estate loans                     546,261       99.83    431,904       99.78

Consumer loans:
        Loans on deposit accounts                          938        0.17        937        0.22
        Home improvement loans                              11           -         22           -
                                                      --------      ------   --------      ------
           Total consumer loans                            949        0.17        959        0.22
                                                      --------      ------   --------      ------
Total loans receivable                                 547,210      100.00%   432,863      100.00%
                                                                    ======                 ======

Less:
        Undisbursed portion of loans in process         11,120                 11,182
        Deferred net loan origination fees               4,610                  5,537
        Allowance for loan losses                          665                    575
                                                      --------               --------
           Loans receivable, net                      $530,815               $415,569
                                                      ========               ========

Morrtage-backed securities
        GNMA                                          $      -           -%  $                  -%
        FHLMC                                                -           -          -           -
        FNMA                                                 -           -          -           -
                                                      --------      ------   --------      ------
           Total mortgage-backed securities           $      -           -%  $      -           -%
                                                      ========      ======   ========      ======

Loan Maturity Schedule. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the portfolio based on their remaining contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $96.7 million, $102.8 million and $50.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                                At December 31, 1999  (in thousands)
                                               -------------------------------------------------------------------------------------

                                                                              More Than            More Than Six      More Than One
                                                    Three Months             Three Months             Months to       Year to Three
                                                       or Less              to Six Months          Twelve Months          Years
                                               -------------------------------------------------------------------------------------

Interest-earning Assets:
   Real estate loans:
      One-to-four-family adjustable-
         rate loans........................               $   --                  $--                   $--                 $ 27
      One-to-four-family fixed-rate
         loans.............................                   39                    1                    11                  643
      Residential construction loans                          --                   --                    --                   --
      Multi family.........................                    1                   --                    --                   27
     Second mortgage loans.................                1,650                   65                    71                  119
                                                          ------                  ---                   ---                 ----
         Total Real Estate Loans                           1,690                   66                    82                  816
Consumer Loans                                               967                   --                    --                    -
                                                          ------                  ---                   ---                 ----
         Total loans.......................               $2,657                  $66                   $82                 $816
                                                          ======                  ===                   ===                 ====
                                                        More Than          More Than
                                                     Three Years to      Five Years to      More Than Ten
                                                        Five Years         Ten Years             Years         Total
                                                     -----------------------------------------------------------------
Interest-earning Assets:
   Real estate loans:
      One-to-four-family adjustable-
         rate loans........................              $   179            $   275           $ 22,031       $ 22,512
      One-to-four-family fixed-rate
         loans.............................                2,182             42,128            448,998        494,002
      Residential construction loans                          --                 --             16,229         16,229
      Multi family.........................                  127                168                177            500
     Second mortgage loans.................                7,980              1,101                 26         11,012
                                                         -------            -------           --------       --------
         Total Real Estate Loans                          10,468             43,672            487,461        544,255
Consumer Loans                                                --                 --                 --            967
                                                         -------            -------           --------       --------
         Total loans.......................              $10,468            $43,672           $487,461       $545,222
                                                         =======            =======           ========       ========

     The following table sets forth the dollar amount of all loans and mortgage-backed securities at December 31, 1999 which have fixed or adjustable interest rates, and which are due after December 31, 2000.

                                                         Due After December 31, 2000
                                              --------------------------------------------------
                                                  Fixed           Adjustable          Total
                                              --------------  ------------------  --------------
                                                                (In thousands)
Real estate loans:
  Conventional mortgages....................        $493,951            $22,512         $516,463
  Residential construction..................          12,293              3,936           16,229
  Multi-family..............................             500                  -              500
  Second mortgage...........................           8,299                927            9,226
Consumer loans..............................               -                  -                -
                                                    --------            -------         --------
     Total loans............................
                                                    $515,043            $27,375         $542,418
                                                    ========            =======         ========

     One- to Four-Family Residential Mortgage Lending. The residential mortgage loans are primarily secured by owner-occupied, one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association originates fixed-rate loans and adjustable rate mortgage ("ARM") loans. At December 31, 1999, conventional mortgage loans totalled $516.5 million, or 94.7%, of total loans at such date. Of the Association's conventional mortgage loans secured by one- to four-family residences, $494.0 million, or 95.6%, were fixed-rate loans.

     Originated mortgage loans are held in the loan portfolio and are secured by properties located within the Association's primary market area. Historically, the market interest rates of mortgage loans in the Pittsburgh area have been below national averages. The mortgage loan portfolio has increased from $431.9 million at December 31, 1995 to $544.2 million at December 31, 1999.

     The Association from time to time purchases one- to four-family mortgage loans and loan participations. A number of these loans are secured by properties located outside the Association's market area, such as other regions of Pennsylvania, California, Illinois, Maryland, New York, Texas, Virginia, Utah, North Carolina, Tennessee and Georgia. The Association did not purchase any mortgage loans or participations in 1999. At December 31, 1999, the Association had $13.6 million in purchased mortgage loans and loan participations serviced by others, totalling 2.5% of the total loan portfolio at that date, primarily secured by one- to four-family residences. The Association intends to continue purchasing loans to supplement reduced loan demand as needed. Loans purchased generally must meet the same underwriting criteria as loans originated by the Association.

     In 1999 and 1998, the Association did not participate in any sales of conventional mortgage loans. During 1997, the Association sold $30.0 million in conventional mortgages. Most of the loan portfolio is underwritten in conformity with Federal National Mortgage Association ("FNMA") secondary market requirements. Although the Association has been approved by FNMA to sell loans in the secondary market, there is no assurance that the Association will be able to originate loans for sale in the secondary market or, that if originated, such loans will be sold in the secondary market in the future. Should the Association decide to sell mortgage loans in the future, the lower interest rates on such loans, characteristic of the Pittsburgh market, may tend to diminish the demand for such loans in the secondary market.

     With the exception of Community Reinvestment Act ("CRA") loans, the maximum loan-to-value ratio on conventional mortgage loans is 80%. As a result, a majority of borrowers are previous homeowners, whom the Association believes to be relatively stable borrowers. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans. One-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the portfolio generally include due-on-sale clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Association's policy to enforce due-on-sale clauses. The residential mortgage loans originated are generally for terms to maturity from 15 to 30 years. At December 31, 1999, the maximum one-to four-family loan amount is $600,000, unless otherwise approved by the Board of Directors.

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

     The volume and types of ARM loans originated are affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In recent years, demand for ARM loans has been weak due to the low interest rate environment and consumer preference for fixed rate loans. In 1999, only $5.1 million of the $74.1 million, or 6.8%, of conventional mortgage loans originated, excluding home equity loans, were adjustable mortgages. Although ARM loans will continue to be offered, there can be no assurance that in the future ARM loans will be originated in sufficient volume to constitute a significant portion of the loan portfolio.

     In an effort to provide financing for low and moderate income home buyers, additional single family residential mortgage loans are offered to moderate income borrowers and residents of CRA neighborhoods, with terms of up to 30 years. Such loans must be secured by a single family, owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and expenses. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its CRA loans, a lower rate of return is expected on such loans, as compared to other residential mortgage loans. For the years ended December 31, 1999, 1998 and 1997, the Association originated 47, 43 and 24 loans under the CRA loan program, with aggregate dollar amounts of $2.8 million, $2.0 million and $1.2 million, respectively.

     Residential Construction Loans. The Association originates loans for the construction of one-to four-family residential properties. Such loans are made on contract directly to the home buyer. Residential construction loans are subject to the same maximum loan amounts as conventional mortgage loans. Residential construction loans are made for terms of up to one year, at which time the loans convert to permanent conventional mortgage financing. Residential construction loans are generally offered at the Association's prevailing interest rate. An additional fee may be charged for construction servicing. Advances are made to builders as phases of construction of the property are completed. As of December 31, 1999, the Association's residential construction loans totaled $16.2 million, or 3.0% of the total loan portfolio. Of these construction loans, $8.6 million had been committed but were undisbursed as of that date.

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

     Multi-Family Loans. In prior years, the Association also originated multi-family loans. As of December 31, 1999, the Association's total loan portfolio contained 12 multi-family loans, totalling $500,000, or 0.1%, of total loans. Since 1991, the Association has not originated any multi-family mortgage loans. In the future, the Association may originate a limited number of multi-family loans on a case-by-case basis.

     The multi-family loans in the Association's portfolio consist of fixed-rate rate loans which were originated at prevailing market rates. The Association's policy has been to originate multi-family loans only in its market area. In making multi-family loans, the Association considers primarily the ability of net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property, and the Association's lending experience with the borrower.

     Second Mortgage Loans. During 1998, the Association began offering home equity installment and line of credit loans to homeowners in its lending territory. Home equity installment loans are underwritten for a fixed rate with a five year term or an adjustable rate ten year term in which the rate adjusts after the fifth year based on the prime rate. Line of credit loans can be drawn on for ten years and paid back in twenty years and are based on the prime rate. The Association offers second mortgage loans with maximum combined loan-to-value ratios of up to 80%. During 1999 the Association originated $7.1 million in installment loans and had made disbursements of $1.1 million for line of credit loans. At December 31, 1999, the Association had $11.0 million or 2.0% of total loans in second mortgage loans.

     Consumer Loans. The Association also offers secured consumer loans.
At December 31, 1999, the Association's consumer loans totalled $967,000, or 0.2% of the Association's total loan portfolio, all of which were secured by deposit accounts.

     Loan Servicing and Loan Fees. Servicing on all loans that have been sold has been retained. Fees are received for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1999, the Association was servicing $19.1 million of loans for others. Loan servicing income was $7,000, $9,000 and $37,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Association also receives income in the form of service charges and other fees on loans. For the years ended December 31, 1999, 1998 and 1997, the Association earned $149,000, $198,000 and $214,000, respectively, in service charges and other fees.

     Mortgage-backed Securities. At December 31, 1999 and 1998, the Association had no mortgage-backed securities. During the first quarter of 1998, the remaining balance of the mortgage-backed securities portfolio was sold which resulted in a gain of $97,000. In 1997, the Association purchased $92.5 million in adjustable rate mortgage-backed securities. These securities were classified as available-for-sale. Subsequently, in 1997, the Association sold $46.7 million of these securities. At December 31, 1997, mortgage-backed securities totaled $31.9 million. The Association may invest in mortgage-backed securities in the future to offset any significant decrease in demand for one-to four-family loans.

     Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Association's Loan Committee. All mortgage loans must be approved by the Loan Committee. As of December 31, 1999, any loan application over $600,000 must be approved by the Board of Directors.

     Upon receipt of a completed loan application from a prospective borrower, the Association generally orders a credit report, verifies employment, income and other information, and, if necessary, obtains additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. All appraisals are performed by licensed certified appraisers. The Board of Directors annually approves the independent appraisers used by the Association and reviews the Association's appraisal policy. When the credit information is obtained and an appraisal is completed, loans are presented for approval to the Association's Loan Committee. The Loan Committee must approve all one-to four-family mortgage loans originated by the Association.

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

     On purchased mortgage loans or loan participations, monthly reports are received form loan servicers in order to monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Association relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Association and its servicing agents.

Delinquent Loans. At December 31, 1999, 1998 and 1997, delinquencies in the loan portfolio were as follows:

                                             At December 31, 1999                               At December 31, 1998
                              --------------------------------------------------  ----------------------------------------------
                                    60 - 89 Days             90 Days or More          60 - 89 Days             90 Days or More
                              ------------------------- ------------------------  ------------------------ ---------------------
                                             Principal                 Principal               Principal               Principal
                                Number of   Balance of  Number of     Balance of  Number of    Balance of  Number of  Balance of
                                  Loans       Loans       Loans          Loans      Loans        Loans       Loans      Loans
                                  -----       -----       -----          -----      -----        -----       ----       -----
                                          (Dollars in  thousands)                             (Dollars in thousands)
Conventional mortgage loans...         2     $ 127            7          $ 269           3       $ 156         7        $ 498
Multi-family loans............        --        --           --             --          --          --        --           --
Consumer loans................        --        --           --             --          --          --        --           --
                                --------     -----     --------          -----     -------    --------      ----      -------
     Total loans..............         2     $ 127            7          $ 269           3       $ 156         7        $ 498
                                ========     =====     ========          =====     =======    ========      ====      =======

Delinquent to total loans.....                0.02%                       0.05%                   0.03%                  0.09%
                                             =====                       =====                ========                =======


                                                                           At December 31, 1997
                                             --------------------------------------------------------------------------------
                                                     60 - 89 Days                                     90 Days or More
                                             ------------------------------                  --------------------------------
                                                                 Principal                                          Principal
                                                Number of        Balance of                   Number of            Balance of
                                                  Loans            Loans                        Loans                 Loans
                                             ---------------  -------------                  ------------          ----------
                                                                           (Dollars in thousands)
Conventional mortgage loans...                             8        $    436                         13                $  634
Multi-family loans............                            --             --                          --                    --
Consumer loans................                             -             --                          --                    --
                                                         ---        --------                     ------                ------
     Total loans..............                             8        $    436                         13                $  634
                                                         ===        ========                     ======                ======

Delinquent loans to total loans                                         0.07%                                            0.11%
                                                                      =====                                            ======

     Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-accrual mortgage and other loans and real estate owned ("REO"). Interest is not accrued on loans past due 90 days or more. The Association had $390,000 in real estate owned and no in substance foreclosures at December 31, 1999. During the years ended December 31, 1999, 1998 and 1997, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, totalled $6,000, $32,000 and $29,000, respectively. Interest income recorded on non-accrual loans was $8,000, $18,000 and $36,000 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                         At December 31,
                                                      -------------------------------------------------
                                                       1999         1998      1997      1996      1995
                                                      -------------------------------------------------
                                                                      (Dollars in Thousands)
Non-accrual delinquent mortgage loans                    $ 269     $ 498     $ 634     $ 400     $ 333
Non-accrual delinquent other loans..............            --        --        --        --        --
                                                         -----     -----     -----     -----     -----
  Total non-performing loans....................           269       498       634       400       333
Real estate owned...............................           390        82        --       229       178
                                                         -----     -----     -----     -----     -----
   Total non-performing assets..................         $ 659     $ 580     $ 634     $ 629     $ 511
                                                         =====     =====     =====     =====     =====
Total non-performing loans to total loans.......          0.05%     0.10%     0.11%     0.08%     0.08%
Total non-performing assets to total assets.....          0.08%     0.08%     0.09%     0.10%     0.10%


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

     At December 31, 1999 classified assets totaled $659,000, or 0.08% of total assets, and consisted of real estate owned property and seven conventional mortgage loans classifed as "Substandard".

     Allowance for Loan Losses, Investments in Real Estate and Real Estate Owned. The allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the condition of the local economy in the Company's market area. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to cover losses inherent in the portfolio as of December 31, 1999. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, such as a material increase in the balance of the loan portfolio.

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

The following table sets forth the allowance for loan losses at the dates indicated.


                                                                           For the Years Ended December 31,
                                                         ------------------------------------------------------------------------
                                                          1999            1998             1997             1996           1995
                                                         --------        -------         -------           -------        -------
                                                                                       (in thousands)
Allowance for loan losses:
Balance at beginning of period.................            $ 805           $ 715            $ 665            $ 575         $ 575
Charge-offs:
    Conventional mortgages.....................               --              --               --               --            --
    Residential construction...................               --              --               --               --            --
    Multi-family...............................               --              --               --               --            --
    Consumer...................................               --              --               --               --            --
                                                           -----           -----            -----            -----         -----
      Total charge-offs........................               --              --               --               --            --
Total recoveries...............................               --              --                5               --            --


Provision for (recovery of) loan losses........              120              90               45               90            --
                                                           -----           -----            -----            -----         -----
Balance at end of period(1)....................            $ 925           $ 805            $ 715            $ 665         $ 575
                                                           =====           =====            =====            =====         =====
Ratio of net charge-offs during the period to
 average loans outstanding during the period...              --%              --%              --%              --%           --%

Ratio of allowance for loan losses to total
 loans at the end of  the period...............            0.17%            0.14%            0.12%            0.12%         0.13%

Ratio of allowance for loan losses to
 non-performing assets at the
 end of the period.............................            1.40x           1.39x            1.13x            1.06x         1.13x

____________________________
(1) The total amount of the allowance for loan losses for each of the periods shown was allocated to mortgage loans. At the end of each reported period, mortgage loans represented in excess of 99.8% of total loans.

Investment Activities

  As a member of the FHLB System, the Association is required to maintain liquid assets at minimum levels which vary from time to time. The Association increases or decreases its liquid investments depending on the availability of funds, the comparative yields on liquid investments in relation to the return on loans and in response to its interest rate risk management. To meet liquidity obligations, federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Association's liquid investments primarily consist of federal funds sold, U.S. Government securities, federal agency securities and interest-bearing deposits. Historically, the Association has maintained its liquid assets at levels well above the minimum regulatory requirements. At December 31, 1999, $74.5 million, or 9.1%, of the Association's total assets were invested in liquid assets.

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

  Investment Securities. OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The Association's investment policy provides for "held for investment" and "available for sale" portfolios. Although the Association's investment policy allows that some investments and loans will qualify to be held-to-maturity, the policy allows the sale of investments in certain specific instances, such as when the quality of an asset deteriorates, or when regulatory changes require that an asset be disposed. At December 31, 1999, the Association had total investments of $233.4 million, of which $228.4 million was classified as available-for-sale and $5.0 million was classified as held to maturity. The $228.4 million investment classified as available-for-sale consisted of $199.1 million in municipal securities, $12.9 million in collateralized mortgage obligations ("CMO's"), $11.4 in FHLB stock and $5.0 in a FHLB bond. The $5.0 million investment classified as held to maturity consists of a U.S. government security which has a maximum term to maturity up to five years and Federal National Mortgage Association ("FNMA") stock.

  The following table sets forth certain information regarding the carrying and market values of the portfolio of investment securities available-for-sale and held-to-maturity at the dates indicated:

                                                                                  At December 31,
                                                -----------------------------------------------------------------------------------
                                                             1999                       1998                      1997
                                                -----------------------------------------------------------------------------------
                                                    Carrying         Market     Carrying     Market       Carrying     Market Value
                                                      Value          Value       Value        Value         Value
                                                ----------------  ------------ -----------  ---------     ----------    -----------
                                                                                     (In thousands)
Investment securities:
   Municipal securities.........................        $199,141     $184,768    $118,986    $118,986       $    --         $    --
   U.S. Treasury securities.....................           4,985        5,167       9,976      10,677         9,969          10,485
   Collateralized mortgage obligations..........          12,902       12,761      17,691      17,691        15,902          15,902
   FHLB bond....................................           5,000        4,853          --          --            --              --
   Other investments............................               4           75           4          89             4              68
   FHLB Stock...................................          11,400       11,400       9,000       9,000         5,148           5,148
                                                        --------     --------    --------    --------       -------         -------
     Total investments..........................        $233,432     $219,024    $155,657    $156,443       $31,023         $31,603
                                                        ========     ========    ========    ========       =======         =======

  The following table sets forth the carrying values, market values and average yields for the Association's available for sale and held to maturity investment portfolio (excluding $11.4 million in FHLB stock and $4,000 in FNMA stock) by maturity, call date or repricing date, whichever is first, at December 31, 1999, (dollars in thousand).

                              One Year or Less     One to Five Years    Five to Ten Years         Total Securities
                             -------------------  -------------------  -------------------  -----------------------------
                                       Weighted             Weighted             Weighted                       Weighted
                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Market    Average
                              Value      Yield     Value      Yield     Value      Yield     Value     Value      Yield
                             --------  ---------  --------  ---------  --------  ---------  --------  --------  ---------
Investment Securities:
    Muncipal securties       $      -         -%  $185,081      6.93%   $14,060      7.07%  $199,141  $184,768      6.94%
    U.S. treasury                   -         -      4,985      7.25          -         -          -         -
     securities
    Collateralized mortgage
      obligations               5,847      7.70      3,287      6.63      3,768      6.25     12,902    12,761      7.01
    FHLB bond                   5,000      8.00          -         -          -         -      5,000     4,853      8.00


Sources of Funds

  General. The lending and investment activities are predominantly funded by savings deposits, borrowings, interest and principal payments on loans and other investments and loan origination fees.

  Deposits. Deposits serve as the predominant source of funds. The Association offers interest rates on deposits that are competitive in the Greater Pittsburgh market area to maintain a strong depositor base. Deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. The Association relies on its competitive pricing policies and customer service to maintain deposit growth. The Association has produced an overall increase in total deposits of 30.8%, from $391.4 million at December 31, 1995 to $511.9 million at December 31, 1999. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

  The following table presents the deposit activity for the periods indicated.

                                                                          For the Years Ended December 31,
                                                       ----------------------------------------------------------------
                                                                1999                  1998                    1997
                                                       -----------------     ------------------      ------------------
                                                                                (In thousands)

Deposits...........................................             $740,561               $701,925                $720,943
Withdrawals........................................              737,891                716,621                 725,033
                                                                --------               --------                --------
Net increase (decrease) before interest credited...                2,670                (14,696)                 (4,090)
Interest credited..................................               14,133                 14,769                  15,204
                                                                --------               --------                --------
Net increase in deposits...........................             $ 16,803               $     73                $ 11,114
                                                                ========               ========                ========


     The following table indicates the amount of the certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 1999.

                                                             Amount
                                                   ------------------------
                                                         (In thousands)
Maturity Period:
   Three months or less............................                 $ 6,740
   Over three through six months...................                   5,267
   Over six through 12 months......................                  15,045
   Over 12 months..................................                  16,680
                                                                    -------
      Total........................................                 $43,732
                                                                    =======

     The following table sets forth the distribution of the average daily balance of deposit accounts and borrowings for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                      Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                 1999                               1998                            1997
                                  -----------------------------------  -------------------------------  ----------------------------

                                                            Weighted                        Weighted                       Weighted
                                                            Average                          Average                        Average
                                       Average              Nominal    Average               Nominal    Average             Nominal
                                       Balance     Interest   Rate     Balance     Interest    Rate     Balance    Interest   Rate
                                  -------------  ---------- --------  ---------   --------- ---------  --------   --------- -------
                                                                           (in Thousands)
Money market and NOW
 deposits.........................    $ 53,508     $ 1,404    2.62%    $ 47,945     $ 1,147    2.39%    $ 46,634    $1,092    2.34%

Savings deposits..................      85,151       3,021    3.55       82,136       2,480    3.02       78,316     2,288    2.92

Certificates of deposit...........     356,439      19,751    5.54      362,720      21,186    5.84      387,557    23,306    6.01

Borrowings........................     230,335      12,886    5.59      142,481       8,031    5.64      102,649     5,643    5.50
                                      --------     -------    ----     --------     -------    ----     --------    ------    ----
  Total interest-bearing
   liabilities....................    $725,433     $37,062    5.11%    $635,282     $32,844    5.17%    $615,156   $32,329    5.26%
                                      ========     =======             ========     =======             ========   =======



     The following table presents the amount of certificate accounts outstanding based upon original contractual periods to maturity, at December 31, 1999, and based upon contracted rates, at December 31, 1998 and 1997.

                                          Period to Maturity from December 31, 1999                              At December 31,
                       ------------------------------------------------------------------------------------   ---------------------
                          Less Than     One to        Two to    Three to     Four to  Five to     Total
                           One Year      Two          Three       Four        Five      Ten      December
                                        Years         Years       Years       Years    Years     31, 1999       1998          1997
                       ------------------------------------------------------------------------------------   ---------------------
                                                                      (In thousands)
Certificate Accounts:
  3.00% to 5.50%.......       $61,745    $124,221     $16,052     $ 9,821       $172    $ 5,740    $217,751    $175,279    $ 74,933
  5.501% to 6.00%......        26,225      33,803      16,763      20,602        208     22,106     119,707     123,361     156,885
  6.001% to 6.50%......            93          66         763       9,046         94     19,711      29,773      47,976     115,491
  6.501% to 7.50%......            --          --          --          34         --     14,316      14,350      16,779      26,200
  7.501% to 8.50%......            --          --          --          --         --      2,750       2,750       2,806       2,855
  8.501% to 9.50%......            --          --          --          --         --      2,031       2,031       2,887       3,559
  9.501% to 10.50%.....            --          --          --          --         --          2           2         298         281
                              -------    --------     -------     -------       ----    -------    --------    --------    --------
                              $88,063    $158,090     $33,578     $39,503       $474    $66,656    $386,364    $369,386    $380,204
                              =======    ========     =======     =======       ====    =======    ========    ========    ========

Borrowings

    Borrowings are used in conjunction with deposits in funding the operating and investment activity of the Company. At December 31, 1999, the Company had borrowings of $238.0 million. Of these borrowings, $228.0 million are held at the Association level and the remaining $10.0 is held at the Company level. Of the Association's borrowings, $70.0 million have a contractual maturity of five years at an interest rate of 5.61%. However, every six months the FHLB has the option to convert these borrowings to an adjustable rate based on the three month libor. If the FHLB elects to convert the borrowings to an adjustable rate, the borrowings can be repaid without penalty. In addition, $138.0 million in borrowings had a original contractual maturity of ten years. These borrowings carry a fixed interest rate for the first five years. On the fifth anniversary date the FHLB has the option to convert these borrowings to an adjustable rate base on three month libor. Again, if the FHLB elects to convert the borrowings to adjustable rates, the borrowing can be repaid without penalty. If the borrowings are not converted to an adjustable rate, the rate remains fixed at the current contractual rate for the remaining five years of the borrowings. The weighted average rate on these borrowings is 5.54%. The Association also has short-term borrowing of $20,000 with the FHLB which matures in January 2000 at a rate of 5.83%. The borrowings are secured by the assets of the Association. The Company has short-term borrowings of $10.0 million that matures in January 2000 at a weighted average rate of 6.94%. These borrowings are secured by the assets of the Company.

Subsidiary Activities

    The Association does not maintain any subsidiaries.

                          REGULATION AND SUPERVISION

General

    As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

    The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See "Federal Savings Institution Regulation-QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Association continues to comply with the QTL Test. Upon any nonsupervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separtate subsidiary) and would generally be limited to activities permissible for bank holding companies under

Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

    Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

    The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, the Association met each of its capital requirements.

    The following table presents the Association's capital position at December 31, 1999.

                                                       Excess                    Capital
                    Actual          Required        (Deficiency)         Actual           Required
                ---------------  ---------------  ----------------  ----------------  ----------------
Tangible             $74,838          $12,614          $62,224              8.90%             1.50%
Core                  74,838           33,638           41,200              8.90              4.00
(Leverage)
Risk-based            75,763           28,176           47,587             21.51              8.00

    Liquidation Account. In accordance with OTS conversion regulations, a liquidation account was established in an amount equal to the retained earnings of the Association as of June 30, 1995, which approximated $37.4 million. At December 31, 1999, the balance of the liquidation account was $10.2 million. In the unlikely event of a liquidation of the Association, eligible account holders would be entitled to receive distributions of any assets remaining after payment of all creditors' claims, but before any distributions are made to the Association's stockholders, equal to their proportionate interests at that time in the liquidation account.

    Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for instituitions with highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings instituition that has a tangible capital to asset ratio equal to or less than 2% is deemed bo be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalized the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there will be equal showing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

    The Association's assessment rate for fiscal 1999 was 6.5 basis points and the premium paid for this period was $300,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

    Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At December 31, 1999, the Association's limit on loans to one borrower was $10.8 million and the Association's largest aggregate outstanding balance of loans to one borrower was $417,000.

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

    A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Association maintained 75.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

    Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule, effective in 1998, establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. At December 31, 1999, the Association was a Tier I Association. Effective April 1, 1999, the OTS's capital distribution regulation was changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (e.g., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for 1999 was 8.8%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

    Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1999 totalled $145,000.

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

Federal Home Loan Bank System

    The Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $11.4 million.

    The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts from the late 1980's and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Association's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

    General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For its 1999 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

Personnel

     As of December 31, 1999, the Association had 52 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.

Year 2000 Compliance

     As of March 1, 2000, the Company has experienced no disruptions or problems regarding the Year 2000 rollover. As part of the Company's Year 2000 plan, on January 1, 2000, the Company tested and sampled internal systems, including it primary third-party processor, telecommunications systems, automated teller machines and related third party vendors supporting these machines, various third party software applications and the Company's ability to interface with its corespondent banks, such as the FHLB. All testing completed on January 1, 2000 indicated all systems were operating as normal. Through March 1, 2000, all of the Company's internal hardware and software continue to operate as normal, and to date, to the Company's knowledge, all vendors utilized by the company in its daily operations are operating normally and have not indicated any Y2K related problems.

     The Company will continue to monitor and oversee all internal operations and be in contact with its vendors regarding Y2K related issues. Based on the successful transition through the January 2000 rollover period and the previously conducted testing, the Company does not anticipate any significant Y2K problems to arise. The Company's expenditures for the Y2K effort total approximately $50,000.

Item 2. Properties

     The Company conducts its business by maintaining an office at 300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801. The Association conducts its business through its main office located at 532 Lincoln Avenue, Pittsburgh, Pennsylvania 15202 and six full-service branch offices, all of which are located in Allegheny County. Three of the Association's branch offices are leased.
Loan originations are processed at the administrative office. The Association believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.

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


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on page 48 in the Registrant's 1999 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the dividend restrictions for Registrant's common stock appears under Note 12 to the "Notes to Consolidated Financial Statements Years Ended December 31, 1999, 1998 and 1997" on pages 33 and 34 in the Registrant's 1999 Annual Report to stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

          The above-captioned information appears under "Selected Financial and Other Data of the Company" in the Registrant's 1999 Annual Report to Stockholders on pages 2 and 3 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 8 through 19 and is incorporated herein by reference.

Item 7.a. Quantitative and Qualitative Disclosure About Market Risks

       The above-captioned information appears under the heading "Interest Rate Sensitivity" in the registrant's 1999 Annual Report to Stockholders on pages 10 and 11 is incorporated herein by reference. For 1998, it is as follows:

Interest Rate Sensitivity Analysis

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that same time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, in a rising interest rate environment, an institution with a positive gap would be in a better position to invest in higher yielding assets, which would result in the yield on its assets increasing at a pace closer to the cost of its interest-bearing liabilities, than would be the case if it has a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap, which would tend to restrain the growth of its net interest income.

  The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 which are anticipated to reprice or mature in each of the future time periods shown. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to (i) repricing or (ii) the contractual terms of the asset or liability adjusted for historical prepayment rates. The prepayment rates utilized are based on the historical prepayment rates experienced by the Company, which management believes to be reasonable. While a conventional gap measure may be useful, it is limited in its ability to predict trends in future earnings. It makes no presumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment.

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

                                                                               AT DECEMBER 31, 1998
                                          ----------------------------------------------------------------------------------------
                                                                      More Than           More Than Six            More Than One
                                             Three Months            Three Months           Months to              Year to Three
                                               or Less               to Six Months         Twelve Months              Years
                                           ----------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
INTEREST EARNING ASSETS:
  Real Estate Loans:
      ARM Loans                               $   2,246              $     371              $   1,541              $  13,706
      Fixed Rates Loans                           7,853                  7,685                 15,370                 58,062
      Residential Construction Loans                  -                      -                      -                      -
      Multi-Family                                    1                      -                      -                     57
      Second Mortgage Loans                       1,047                      -                      -                      -
  Consumer Loans                                    895                      -                      -                      4
  Investment securities                          60,840                      -                      -                      -
  FHLB Stock                                          -                    175                  5,348                  2,560
                                              ---------                      -                      -                      -
                                                                     ---------              ---------              ---------
     Total Interest Earning Assets               72,882                  8,231                 22,259                 74,389
INTEREST BEARING LIABILITIES:
  Passbook, Club and Other Accounts               2,575                  2,575                  5,150                 16,478
  Money Market and NOW Accounts                   2,737                  2,737                  5,474                 15,004
  Certificate Accounts                           72,172                 73,154                 91,132                 89,252
  Borrowings                                          -                      -                      -                      -
  Advances by Borrowers for Taxes
   and Insurance                                 11,354                      -                      -                      -
                                              ---------              ---------             ----------              ---------
Total Interest Bearing Liabilities               88,838                 78,466                101,756                120,734
                                              ---------              ---------             ----------              ---------
Interest Sensitivity Gap                      $ (15,956)             $ (70,235)             $ (79,497)             $ (46,345)
                                              =========              =========             ==========              =========
Cumulative Interest Sensitivity Gap           $ (15,956)             $ (86,191)             $(165,688)             $(212,033)
                                              =========              =========             ==========              =========
Cumulative Interest Sensitivity Gap
   as a Percentage of Total Assets                (2.08%)               (11.23%)               (21.58%)               (27.62%)

Cumulative Net Interest Earning Assets
   as a Percentage of Cumulative
   Interest Bearing Liabilities                   82.04%                 48.48%                 38.42%                 45.60%
                                                                            AT DECEMBER 31, 1998
                                          ----------------------------------------------------------------------------------------
                                                     More Than                More Than
                                                  Three Years to             Five Years to        More Than Ten
                                                    Five Years                Ten Years              Years              Total
                                          ----------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
INTEREST EARNING ASSETS:
  Real Estate Loans:
      ARM Loans                                       $    1,793             $        -              $      -           $  19,657
      Fixed Rates Loans                                   53,177                154,013               216,089             512,249
      Residential Construction Loans                           -                      -                 7,570               7,570
      Multi-Family                                           136                    261                   196                 651
      Second Mortgage Loans                                2,681                    780                     -               4,508
  Consumer Loans                                               -                      -                     -                 899
  Investment securities                                        -                      -                     -                   -
  FHLB Stock                                              97,717                 34,690                     4             201,334
                                                               -                      -                 9,000               9,000
                                                      ----------             ----------              --------           ---------
     Total Interest Earning Assets                       155,504                189,744               232,859             755,868
INTEREST BEARING LIABILITIES:
  Passbook, Club and Other Accounts                       12,187                 18,330                16,283              73,578
  Money Market and NOW Accounts                            9,193                 10,866                 6,153              52,164
  Certificate Accounts                                    26,498                 17,178                     -             369,386
  Borrowings                                              70,000                110,000                     -             180,000
  Advances by Borrowers for Taxes
   and Insurance                                               -                      -                     -              11,354
                                                      ----------             ----------              --------           ---------
Total Interest Bearing Liabilities                       117,878                156,374                22,436             686,482
                                                      ----------             ----------              --------           ---------

Interest Sensitivity Gap                              $  37,626              $  33,370               $210,423            $ 69,386
                                                      ==========             ==========              ========            ========

Cumulative Interest Sensitivity Gap                   $(174,407)             $(141,037)              $ 69,386            $ 69,386
                                                      ==========             ==========              ========            ========
Cumulative Interest Sensitivity Gap
   as a Percentage of Total Assets                       (22.72%)               (18.37%)                9.04%               9.04%

Cumulative Net Interest Earning Assets
   as a Percentage of Cumulative
   Interest Bearing Liabilities                           65.65%                 78.76%               110.11%             110.11%

  Net Portfolio Value. The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Using data from the Association's quarterly Thrift Financial Reports, the OTS measures the Association's interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

  The interest rate risk measures used by the OTS include an interest rate risk "Exposure Measure" or "post-shock" NPV ratio and a "Sensitivity Measure." A low "post-shock" NPV ratio indicates greater exposure to interest rate risk.
Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in rates, whichever produces a larger decline.

  As of December 31, 1998, the Association's NPV, as measured by the OTS, was $83.6 million or 10.56% of the market value of assets. Following a 200 basis point increase in interest rates, the Association's "post-shock" NPV, which provides a larger decline than a 200 point decrease, was $68.9 million, or 8.37% of the market value of assets. The change in the NPV ratio or the Association's Sensitivity Measure was -219 basis points. Under OTS capital requirements which have not yet been fully implemented, the decline in the NPV ratio at December 31, 1998 would reflect an above average interest rate risk. If the regulations are finalized as proposed, the Company would remain in compliance with the fully phased in capital requirements. Management reviews the quarterly OTS measurements and compares them to evaluations produced through internally generated simulation models. These measures are used in conjunction with NPV measures to identify excessive interest rate risk.


       The above-captioned information appears under the heading "Interest Rate Sensitivity" in the registrant's 1999 Annual Report to Stockholders on pages 10 and 11 is incorporated herein by reference. For 1998, it is as follows:

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of First Bell Bancorp, Inc. and its subsidiary, together with the report thereon by Deloitte & Touche LLP appears in the Registrant's 1999 Annual Report to Stockholders on pages 21 through 45 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2000, at pages 4 through 6.

Item 11.  Executive Compensation

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2000, at pages 7 through 14 (excluding the Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2000, at pages 4 through 6.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2000, at page 14.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders.


                                                                    PAGE

    Independent Auditors Report....................................    21

    Consolidated Balance Sheets for the
     December 31, 1999 and 1998...................................     22

    Consolidated Statements of Income for the
     Years Ended December 31, 1999, 1998 and 1997.................     23

    Consolidated Statements of Comprehensive Income (Loss) for the
     Years Ended December 31, 1999, 1998 and 1997.................     24

    Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1999, 1998 and 1997.........     25

    Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1999, 1998 and 1997.................     26

    Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1999, 1998 and 1997.................  27-45

   The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

         10.1 First Bell Bancorp, Inc. 1995 Master Stock Option Plan**
         10.2 Bell Federal Savings and Loan Association of Bellevue Master Stock Compensation Plan**
         10.5 Form of Bell Federal Savings and Loan Association of Bellevue Supplemental Executive Retirement Plan*
         10.6 Employment Agreement between First Bell Bancorp, Inc. and certain executive officers, including Messrs. Eckert and Hinds (filed herewith)
         10.7 Employment Agreement between Bell Federal Savings and Loan Association of Bellevue and certain executive officers, including Messrs. Eckert and Hinds (filed herewith)
         11.0 Computation of earnings per share (filed herewith)
         13.0 Portions of the 1999 Annual Report to Stockholders (filed herewith)
         23.0 Consent of Independent Accountant (filed herewith)
         27.0 Financial Data Schedule (filed herewith)
         99.0 Proxy Statement for 2000 Annual Meeting of Stockholders to be held on April 24, 2000 and previously filed on March 17, 2000 is herein incorporated by reference

         __________________________________

         ** Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement originally filed on November 9, 1994 as amended and declared effective on May 9, 1999, Registration No. 33-86160.

    (b)     Reports on Form 8-K

            None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       March 30, 2000        By:  /s/ Albert H. Eckert II
       ------------------------        ----------------------------------------
                                  Albert H. Eckert II,
                                  President, Chief Executive Officer
                                  and Director

Date:        March 30, 2000       By: /s/ Jeffrey M. Hinds
       ------------------------       -----------------------------------------
                                  Jeffrey M. Hinds
                                  Executive Vice President, Chief Financial
                                  Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Albert H. Eckert, II      President, Chief Executive  March 30, 2000
--------------------------    Officer and Director        --------------
Albert H. Eckert, II


/s/ Jeffrey M. Hinds          Executive Vice President,   March 30, 2000
--------------------------    Chief Financial Officer     --------------
Jeffrey M. Hinds              and Director


/s/ David F. Figgins          Vice President and          March 30, 2000
--------------------------    Director                    --------------
David F. Figgins


/s/ Thomas J. Jackson, Jr.    Director                    March 30, 2000
--------------------------                                --------------
Thomas J. Jackson, Jr.


/s/ Robert C. Baierl          Secretary and Director      March 30, 2000
--------------------------                                --------------
Robert C. Baierl


/s/ William S. McMinn         Vice President and          March 30, 2000
-------------------------     Director                    --------------
William S. McMinn

/s/ Peter E. Reinert              Director         March 30, 2000
---------------------------                        --------------
Peter E. Reinert


/s/ Jack W. Schweiger             Director         March 30, 2000
---------------------------                        --------------
Jack W. Schweiger


/s/ Theodore R. Dixon             Director         March 30, 2000
---------------------------                        --------------
Theodore R. Dixon