Form 10-K/A
period 1999-12-31
FIRST BELL BANCORP INC
filed 2000-03-31
CIK 932697

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K\A

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

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $74,887,904 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 1, 2000

     As of March 1, 2000, the Registrant had 5,104,763 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

       This amended 10K is being filed to revise Item 14 to indicate that Exhibits 10.6 and 10.7 were not filed in the form 10K, but are being incorporated by reference to a previous filing.

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

          ____________________________
          * Incorporated herein by reference into this document from the Exhibits to the Form S-1, Registration Statement, originally filed on November 9, 1994, as amended and declared effective on May 9, 1995, Registration No. 33-86160.

         10.1 First Bell Bancorp, Inc. 1995 Master Stock Option Plan**
         10.2 Bell Federal Savings and Loan Association of Bellevue Master Stock Compensation Plan**
         10.5 Form of Bell Federal Savings and Loan Association of Bellevue Supplemental Executive Retirement Plan*
         10.6 Employment Agreement between First Bell Bancorp, Inc. and certain executive officers, including Messrs. Eckert and Hinds ***
         10.7 Employment Agreement between Bell Federal Savings and Loan Association of Bellevue and certain executive officers, including Messrs. Eckert and Hinds ***
         11.0 Computation of earnings per share (previously filed)
         13.0 Portions of the 1999 Annual Report to Stockholders (previously filed)
         23.0 Consent of Independent Accountant (previously filed)
         27.0 Financial Data Schedule (previously filed)
         99.0 Proxy Statement for 2000 Annual Meeting of Stockholders to be held on April 24, 2000 and previously filed on March 17, 2000 is herein incorporated by reference

         __________________________________
         ** Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement originally filed on November 9, 1994 as amended and declared effective on May 9, 1999, Registration No. 33-86160.

         *** Incorporated herein by reference into this document from the Exhibits to the December 31, 1998 Form 10K originally filed on March 30, 1999


     (b)      Reports on Form 8-K

              None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000              By: /s/ Albert H. Eckert II
       -----------------               ------------------------------------
                                       Albert H. Eckert II,
                                       President, Chief Executive Officer
                                       and Director

Date:  March 30, 2000              By: /s/ Jeffrey M. Hinds
       -----------------               ------------------------------------
                                       Jeffrey M. Hinds
                                       Executive Vice President, Chief Financial
                                       Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Albert H. Eckert, II        President, Chief Executive    March 30, 2000
--------------------------                                    --------------
Albert H. Eckert, II            Officer and Director


/s/ Jeffrey M. Hinds            Executive Vice President,     March 30, 2000
--------------------------                                    --------------
Jeffrey M. Hinds                Chief Financial Officer and
                                Director


/s/ David F. Figgins            Vice President and            March 30, 2000
--------------------------                                    --------------
David F. Figgins                Director


/s/ Thomas J. Jackson, Jr.      Director                      March 30, 2000
--------------------------                                    --------------
Thomas J. Jackson, Jr.


/s/ Robert C. Baierl            Secretary and Director        March 30, 2000
--------------------------                                    --------------
Robert C. Baierl

/s/ William S. McMinn           Vice President and            March 30, 2000
--------------------------                                    --------------
William S. McMinn               Director


/s/ Peter E. Reinert            Director                      March 30, 2000
--------------------------                                    --------------
Peter E. Reinert


/s/ Jack W. Schweiger           Director                      March 30, 2000
--------------------------                                    --------------
Jack W. Schweiger


/s/ Theodore R. Dixon           Director                      March 30, 2000
--------------------------                                    --------------
Theodore R. Dixon