Form 10-Q
period 2000-03-31
FIRST BELL BANCORP INC
filed 2000-05-12
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,888,573 shares of common stock, par value $.01 per share, were outstanding as of May 12, 2000.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                  PAGE
                                                                                  ----
PART I         FINANCIAL INFORMATION
     Item 1    Consolidated Balance Sheet March 31, 2000 (unaudited)
               and December 31, 1999 (audited).................................    4

               Consolidated Statements of Income for the
               Three Months Ended March 31, 2000 and 1999
               (unaudited).....................................................    5

               Consolidated Statements of Comprehensive Income for the
               Three  Months Ended March 31, 2000 and
               1999 (unaudited)................................................    6

               Consolidated Statements of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2000 and 1999 (unaudited)..    7

               Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2000 and 1999 (unaudited).............................    8

               Notes to Unaudited Consolidated Financial Statements............   10

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................   11

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.......   16

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings...............................................   16

     Item 2    Changes in Securities...........................................   16

     Item 3    Defaults Upon Senior Securities.................................   16

     Item 4    Submission of Matters to a Vote of Security Holders.............   16

     Item 5    Other Information...............................................   16

     Item 6    Exhibits and Reports on Form 8-K................................   16

SIGNATURES                                                                        18

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                           MARCH 31,            DECEMBER 31,
                                                                                             2000                  1999
                                                                                             ----                  ----
ASSETS                                                                                    (unaudited)            (audited)
------
Cash:
         Cash on-hand                                                                        $ 719                $ 1,857
         Non-interest-bearing deposits                                                       2,021                  2,204
         Interest-bearing deposits                                                          13,507                 16,407
                                                                                            ------                 ------
                  Total cash                                                                16,247                 20,468
Federal funds sold                                                                          17,475                 33,000
Investment securities held to maturity - at cost (fair value of $5,211 and
         $5,242 at March 31, 2000 and December 31, 1999, respectively)                       4,990                  4,989
Investment securities available-for-sale at fair value (cost of $216,640 and $217,043
         at March 31, 2000 and December 31, 1999, respectively)                            204,085                202,382
Mortgage-backed securities available-for-sale at fair value (cost $6,360 at March            6,332                      -
         31, 2000)
Conventional mortgage loans - net of allowance for loan losses of $925 at March 31,
         2000 and December 31, 1999, respectively                                          535,339                532,292
Other loans, net                                                                             1,035                    967
Real estate owned                                                                               29                    390
Premises and equipment, net                                                                  3,854                  3,924
Federal Home Loan Bank stock, at cost                                                       11,400                 11,400
Accrued interest receivable                                                                  5,491                  4,947
Other assets                                                                                 1,734                  1,363
                                                                                          --------               --------
         Total assets                                                                     $808,011               $816,122
                                                                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
         Passbook, club and other accounts                                                $ 72,571               $ 73,308
         Money market and NOW accounts                                                      57,987                 52,259
         Certificate accounts                                                              385,117                386,364
                                                                                           -------                -------
             Total deposits                                                                515,675                511,931

Borrowings                                                                                 223,000                238,000
Advances by borrowers for taxes and insurance                                               12,046                 11,223
Accrued interest on deposits                                                                 2,691                    703
Accrued interest on borrowings                                                               1,044                    864
(Receivable)/payable for income taxes                                                         (395)                    93
Deferred income tax liability/(asset)                                                       (3,489)                (4,365)
Dividend payable on common stock                                                               519                    453
Other liabilities                                                                            3,033                  2,702
                                                                                           -------                -------
         Total liabilities                                                                 754,124                761,604
                                                                                           -------                -------
Stockholders' equity:
         Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
                  no shares issued or outstanding)                                              --                     --
         Common stock ($0.01 par value; 20,000,000 shares authorized;
                  8,596,250 issued; 4,968,063 outstanding at March 31, 2000
                  5,189,063 outstanding at December 31, 1999; one stock right per share)        86                     86
         Paid-in capital                                                                    62,268                 62,217
         Unearned ESOP shares (521,245 and 528,739 shares at March 31, 2000
          and December 31, 1999, respectively)                                              (3,687)                (3,740)
         Unearned MRP shares (242,384 shares at March 31, 2000 and
                  December 31, 1999, respectively)                                          (3,378)                (3,378)
         Treasury stock (3,628,187 shares and 3,407,187 shares at March 31,
                  2000 and December 31, 1999, respectively)                                (58,952)               (55,523)
         Accumulated other comprehensive loss, net of taxes                                 (7,691)                (8,931)
         Retained earnings                                                                  65,241                 63,787
                                                                                            ------                 ------
Total Stockholders' Equity                                                                  53,887                 54,518

Total Liabilities and Stockholders' Equity                                                $808,011               $816,122
                                                                                          ========               ========

see notes to consolidated financial statements

                            FIRST BELL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                        THREE             THREE
                                                        MONTHS           MONTHS
                                                        ENDED            ENDED
                                                   March 31, 2000     March 31, 1999
                                                   --------------     --------------
Interest income:
 Conventional mortgage loans                            $ 9,556          $ 9,954
 Interest-bearing deposits                                  223              262
 Mortgage-backed securities                                  46               --
 Federal funds sold                                         291              237
 Investment securities                                    2,670            2,329
 Other loans                                                 17               15
 Federal Home Loan Bank stock                               192              169
                                                        -------          -------
  Total interest and dividend income                     12,995           12,966

 Interest expense on deposits                             6,427            6,021
 Interest expense on borrowings                           3,245            2,877
                                                        -------          -------
  Total interest expense                                  9,672            8,898

  Net interest income                                     3,323            4,068

Provision for loan losses                                     -               30
                                                        -------          -------

  Net interest income after provision
  for loan losses                                         3,323            4,038

Other income:
 Loan fees and service charges                              158               97
 Gain on sale of loans and securities                        --               45
 Miscellaneous income                                        88              (19)
                                                        -------          -------
  Total other income                                        246              123

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits            729              733
 Federal insurance premiums                                  26               74
 Office occupancy expense, excluding depreciation           117              150
 Depreciation                                                71               72
 Computer services                                           70               59
 Other expenses                                             325              544
                                                        -------          -------
  Total general and administrative expense                1,338            1,632

Net Income before provision for income taxes              2,231            2,529
Provision for income taxes:
 Current:
  Federal                                                   223              401
  State                                                      41              190
 Deferred credit                                             (2)             (97)
                                                        -------          -------
Total provision for income taxes                            262              494

 Net income                                             $ 1,969          $ 2,035
                                                        =======          =======

Basic earnings per share                                  $0.46            $0.39
Diluted earnings per share                                $0.44            $0.37
Weighted average shares outstanding-Basic                 4,322            5,256
Weighted average shares outstanding-Diluted               4,475            5,471

see notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)
                                (in thousands)

                                                                    THREE            THREE
                                                                    MONTHS           MONTHS
                                                                     ENDED            ENDED
                                                                MARCH 31, 2000   MARCH 31, 1999
                                                               ---------------  ---------------
Net income                                                           $1,969          $ 2,035

Unrealized gains/(losses) on securities:
 Unrealized holding gains/(losses) arising during
 the period                                                           2,118           (1,622)
 Less: reclassification adjustment for gains
 realized in net income                                                  --              (45)
                                                                     ------          -------
 Other comprehensive income, before taxes                             2,118           (1,577)
Tax (expense)/benefit related to other comphensive income              (879)             616
                                                                     ------          -------
Comprehensive income                                                 $3,208          $ 1,074
                                                                     ======          =======

see notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (in thousands)
                                  (unaudited)


                                                                                                   Accumulated
                                   Number of                                                          Other
                                    Common              Additional   Unearned                      Comprehensive
                                    Stock       Common   Paid-in       ESOP     Treasury     MRP    Income, Net  Retained
                                    Shares      Stock    Capital      Shares      Stock     Stock    of Taxes    Earnings   Total
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          6,100       $86    $61,768     ($3,972)  ($38,918)  ($3,839)    $1,179   $57,598    $ 73,902
Purchase of treasury stock             (127)                                     (2,206)                                    (2,206)
Allocation of ESOP shares                                     66          55                                                   121
Dividend on common stock ($0.10)                                                                                  (439)       (439)
Change in unrealized gain or
  (loss), net of taxes                                                                                  (961)                 (961)
Net income                                                                                                       2,035       2,035
                                      -----       ---    -------     --------  ---------  --------      ----   -------    --------

Balance at March 31, 1999             5,973       $86    $61,834     $(3,917)  $(41,124)  $(3,839)      $218   $59,194    $ 72,452
                                      =====       ===    =======     ========  =========  ========      ====   =======    ========
Balance at December 31, 1999          5,189       $86    $62,217     $(3,740)  $(55,522)  $(3,378)  $(8,931)   $63,786     $54,518
Purchase of treasury stock             (221)                                     (3,430)                                    (3,430)
Allocation of ESOP shares                                     51          53                                                   104
Dividend on common stock ($0.12)                                                                                  (514)       (514)
Change in unrealized gain or
  (loss), net of taxes                                                                                 1,240                 1,240
Net income                                                                                                       1,969       1,969
                                      -----       ---    -------     --------  ---------  --------      ----   -------    --------

Balance at March 31, 2000             4,968       $86    $62,268     ($3,687)  ($58,952)  $(3,378)  ($7,691)   $65,241     $53,887
                                      =====       ===    =======     ========  =========  ========  ========   =======     =======

see notes to consolidated financial statements

                             FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                              Three Months Ended   Three Months Ended
                                                                                 March 31, 2000       March 31, 1999
                                                                              -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  1,969             $  2,035
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                           71                   72
    Deferred income taxes                                                                  (2)                 (97)
    Amortization of premiums and accretion of discounts                                   (21)                 (29)
    Provision for loan losses                                                               -                   30
    Compensation expense-allocation of ESOP and MRP shares                                217                  253
    (Gain)/Loss on sale of real estate owned                                              (84)                  21
    Gain on sale of investment securities, available for sale                               -                  (45)
    (Increase) or decrease in assets and liabilities
      Accrued interest receivable                                                        (544)                (681)
      Accrued interest on deposits                                                      1,988                1,806
      Accrued interest on borrowings                                                      180                  120
      Accrued income taxes                                                               (488)                 394
      Other assets                                                                       (370)                  (5)
      Other liabilities                                                                   152                   96
      Dividend payable                                                                     67                  (97)
                                                                                     --------             --------

 Net cash provided by operating activities                                              3,135                3,873
                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                                      -              (85,188)
 Purchase of mortgage-backed securities, available for sale                            (6,419)                   -
 Maturity of federal funds                                                             15,525               29,475
 Principal repayments on mortgage-backed securities, available for sale                    63                    -
 Net proceeds from sale of investments, available for sale                                  -                3,317
 Principal repayments on investment securities, available for sale                        458                1,814
 Net (increase)/decrease in conventional loans                                         (3,077)               3,776
 Net (increase)/decrease in other loans                                                   (68)                  15
 Purchase of Federal Home Loan Bank stock                                                   -               (2,650)
 Net proceeds from sale of real estate owned                                              474                   85
 Purchase of premises and equipment                                                        (1)                  (8)
                                                                                     --------             --------

    Net cash provided/(used) in investing activities                                    6,955              (49,364)
                                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                              4,991                3,143
 Net decrease in certificate accounts                                                  (1,247)              (5,767)
 Net increase in advances by borrowers for taxes and insurance                            823                  577
 Net (decrease)/increase in borrowings                                                (15,000)              53,000
 Dividends paid                                                                          (448)                (536)
 Purchase of treasury stock                                                            (3,430)              (2,206)
                                                                                     --------             --------

    Net cash (used)/provided by financing activities                                  (14,311)              48,211
                                                                                     --------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                   (4,221)               2,720

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       20,468               21,543
                                                                                     --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 16,247             $ 24,263
                                                                                     ========             ========

see notes to consolidated financial statements

                             FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                              $4,439  $ 4,215
    Interest on borrowings                                                             3,065    1,145
    Income taxes                                                                         755      189
Non-cash transactions:
    Transfers from conventional loans to real estate acquired through foreclosures        29       63
    Increase in additional paid-in capital ESOP and MRP allocation and options
    exercised                                                                             51       66
    Unrealized appreciation/(depreciation) on securities available for sale            2,118   (1,577)

                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Principles of Consolidation
---------------------------

  The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue (the "Association"). All significant intercompany transactions have been eliminated in consolidation. The investment in the Association on First Bell's financial statements is carried at the parent company's equity in the underlying net assets.

  The consolidated balance sheet as of March 31, 2000 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 1999.

  Private Securities and Litigation Reform Act Safe Harbor Statement
  ------------------------------------------------------------------

  In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the allowance for losses discussion and the quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those of management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at March 31, 2000  and December 31, 1999.
---------------------------------------------------------------------------

Assets.   Total assets decreased by $8.1 million or 1.0% to $808.0 million at
March 31, 2000 from $816.1 million at December 31, 1999. The decrease was the result of declines in federal funds sold and cash offset by increases in mortgage-backed securities, conventional mortgage loans and investment securities. Federal funds sold decreased by $15.5 million or 47.0% to $17.5 million at March 31, 2000 from $33.0 million at December 31, 1999. Total cash decreased by $4.2 million or 20.6% to $16.2 million at March 31, 2000 from $20.5 million at December 31, 1999. The decreases in federal funds sold and cash were the result of the money being used to paydown borrowings and help fund the purchase of mortgage-backed securities, treasury stock and the increase in lending for conventional mortgage loans. Mortgage-backed securities had a balance of $6.3 million at March 31, 2000. There were no mortgage-backed securities at December 31, 1999. The increase was the result of the purchase of $6.4 million in adjustable rate mortgage-backed securities reduced by the principal paydowns of $63,000. Conventional mortgage loans increased by $3.0 million or 0.6% to $535.3 million at March 31, 2000 from $532.3 million at December 31, 1999. The increase was the result of the origination of $16.6 million in 1-4 family mortgage loans and disbursements for home equity loans of $2.4 million offset by principal repayments of $13.8 million. Investment securities increased to $209.1 million at March 31, 2000 from $207.4 million at December 31, 1999. The $1.7 million or 0.8% increase was the result of the unrealized gain or loss on investment securities available-for-sale improving by $2.1 million during the quarter. The impact of this increase was reduced by principal paydowns of $458,000 of available-for-sale securities.

Liabilities.   Total liabilities decreased by $7.5 million or 1.0% to $754.1 million at March 31, 2000 from $761.6 million at December 31, 1999. The decrease was primarily the result of a decline in borrowings offset by an increase in deposits and accrued interest on deposits. Borrowings decreased by $15.0 million or 6.3% to $223.0 million at March 31, 2000 from $238.0 million at December 31, 1999. The decrease was the result of the payoff of $20.0 million of FHLB borrowings offset by an additional $5.0 million in borrowings obtained from an outside bank. Total deposits increased by $3.7 million or 0.7% to $515.7 million at March 31, 2000 from $511.9 million at December 31, 1999. The increase was the result of money market and NOW accounts rising by $5.7 million during the quarter. The Company has been emphasizing its core deposits through a cross selling program and through its advertising campaign. Offsetting this increase was the roll off of higher paying certificate accounts of $1.2 million. Accrued interest on deposits increased to $2.7 million at March 31, 2000 from $703,000 at December 31, 1999. The $1.9 million increase is attributable to the timing of interest payments on certificate accounts.

Capital.   Total stockholders' equity decreased by $631,000 or 1.2% to $53.9 million at March 31, 2000 from $54.5 million at December 31, 1999. The decrease was the result of changes in treasury stock, retained earnings and accumulated other comprehensive loss, net of taxes. During the quarter, $3.4 million in treasury stock was purchased. Retained earnings increased by $1.5 million as the result of net income of $2.0 million and dividends declared of $514,000.

Accumulated other comprehensive loss, net of taxes improved by $1.2 million as the result of the change in unrealized gain or loss on investment securities available-for-sale.

Liquidity and Capital Resources.   The Company's primary sources of funds are
deposits, borrowings, and principal and interest payments on mortgages, mortgage-backed securities and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

  The primary investing activities of the Company for the three months ended March 31, 2000 was the paydown of $20.0 million in borrowings, the purchase of $6.4 million of mortgage-backed securities, held as available-for-sale and the investment of $18.9 million in conventional mortgages. Sources of funds for three months ended March 31, 2000 were the $14.4 million in principal repayments of conventional mortgage loans, mortgage-backed securities and investments, $5.0 million in borrowings and $3.7 million in total deposits.

  The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity ratio is currently 4.0%. The Association's average liquidity ratio was 9.2% during the three month period ended March 31, 2000. The Association's most liquid assets are cash and short-term investments.

  The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 2000, assets qualifying for liquidity, including cash and investments, totaled $62.0 million.

  At March 31, 2000, the Association's capital exceeded all of the capital requirements of the OTS. The Association's Tangible, Tier I (core) capital (to total assets), Tier I capital (to risk-based assets) and Risk-Based capital (to risk-based assets) ratios were 9.3%, 9.3%, 22.1% and 22.3%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operation for the Three Months ended March 31, 2000 and
--------------------------------------------------------------------------------
1999.
-----

General.   Net income for the three months ended March 31, 2000 and 1999 remained flat at $2.0 million. This was the result of reductions in general and administrative expenses and taxes and an increase in other income offset by a decrease in net interest income.

Interest Income.   Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $1.0 million and $812,000 were made for the quarters ended March 31, 2000 and 1999, respectively. Interest income for the three months ended March 31, 2000 increased by $229,000 or 1.7% to $14.0 million from $13.8 million for the three months ended March 31, 1999. The increases in interest income from investment securities, mortgage-backed securities, federal funds sold and FHLB stock offset the decreases in interest earned on conventional mortgage loans and interest-bearing deposits. Interest on investment securities increased by $241,000 or 10.3% to $3.6 million for the three months ended March 31, 2000 from $3.1 million for the same 1999 period. This increase was the result of the average balance of investment securities increasing to $206.4 million for the three months ended March 31, 2000 from $187.8 million for the three months ended March 31, 1999. In addition, the rate earned on investment securities for the quarter ended March 31, 2000 was 7.14% compared to 6.69% for the quarter ended March 31, 1999. Interest earned on mortgage-backed securities was $46,000 for the three months ended March 31, 2000 compared to zero for the three months ended March 31, 1999. Interest earned on federal funds sold increased by $54,000 or 22.8% to $291,000 for the three months ended March 31, 2000 from $237,000 for the comparable 1999 period. The increase was the result of the average balance of federal funds sold increasing by $2.2 million or 11.5% to $21.6 million for the quarter ended March 31, 2000 from $19.4 for the quarter ended March 31, 1999 and an increase of 49 basis points on the interest earned on federal funds sold. Dividends on FHLB stock increased by $23,000 or 13.6% to $192,000 for the three months ended March 31, 2000 from $169,000 for the three months ended March 31, 1999 primarily as the result of the average balance of FHLB stock increasing to $11.4 million from $10.3 million for the respective periods. Interest earned on conventional mortgage loans decreased by $398,000 or 4.0% to $9.6 million for the three months ended March 31, 2000 from $10.0 million for the three months ended March 31, 1999. The decrease was the result of a decline in the average balance in conventional mortgage loans of $10.7 million or 2.0% from 1999 to 2000 and the average yield falling to 7.18% for the three months ended March 31, 2000 from 7.33% for the comparable 1999 period. Interest earned on interest-bearing deposits decreased by $39,000 or 14.9% as the result of the average balance of interest-bearing deposits declining by $9.5 million or 36.8% to $16.4 million for the three months ended March 31, 2000 from $25.9 million for the three months ended March 31, 1999.

Interest Expense.   Interest expense increased to $9.7 million for the three
months ended March 31, 2000 from $8.9 million for the comparable 1999 period. The $774,000 or 8.7% increase was the result of an increase in interest expense on deposits and borrowings. Interest expense on deposits increased by $406,000 or 6.7% to $6.4 million for the three months ended March 31, 2000 from $6.0 million for the three months ended March 31, 1999. The increase was primarily the result of interest expense on certificate accounts rising to $5.4 million from $5.1 million for the three months ended March 31, 2000 and 1999, respectively. Interest expense on certificate accounts rose because the average balance went from $367.4 million for the three months ended March 31, 1999 to $384.6 million for the comparable 2000 period. In addition, the average cost increased to 5.63% for the quarter ended March 31, 2000 from 5.56% for the quarter ended March 31, 1999. Interest expense on borrowings increased by $368,000 or 12.8% to $3.2 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. The increase was the result of the average balance increasing by $17.8 million or 8.6% to $225.1 million for the three months ended March 31, 2000 from $207.3 million for the three months ended March 31, 1999 and the average cost rising to 5.77% from 5.55% for the three months ended March 31, 2000 and 1999, respectively.

Net Interest Income.   Net interest income decreased by $545,000 or 11.2% to
$4.3 million for the quarter ended March 31, 2000 from $4.9 million for the comparable 1999 period as the result of interest expense rising by $774,000 while interest income increased by $229,000.

Provision for Loan Losses.   The provision for loan loss was zero for the
quarter ended March 31, 2000 compared to $30,000 for the quarter ended March 31, 1999. At March 31, 2000, non-performing assets were $317,000 compared to $659,000 at December 31, 1999. The allowance for loan losses equaled 291.8% of total non-performing assets as compared to 140.4% at December 31, 1999. There were no loans charged off during the quarters ended March 31, 2000 and 1999, respectively. Management believes that the current level of loan loss reserve is adequate to cover losses inherent on the portfolio as of March 31, 2000. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2000.

Other Income.   Other income increased by $123,000 or 100.0% to $246,000 for the three months ended March 31, 2000 from $123,000 for the three months ended March 31, 1999. The increase was the result of increases in miscellaneous income and loan fees and service charges reduced by a decrease in gains on sale of investments. Miscellaneous income increased to $88,000 for the three months ended March 31, 2000 from a loss of $19,000 for the comparable 1999 period. The increase was due to a gain of $84,000 during the first quarter of 2000 and a $21,000 loss during the first quarter of 1999 on real estate owned. Loan fees and service charges increased by $61,000 or 62.9% to $158,000 for the three months ended March 31, 2000 from $97,000 for the three months ended March 31, 1999. The increase was due to additional fees earned during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Gains on sale of investments were zero and $45,000 for the three months ended March 31, 2000 and 1999, respectively. The $45,000 gain in 1999 was from the sale of investment securities available-for-sale.

General and Administrative Expenses.   General and administrative expenses
declined by $294,000 or 18.0% to $1.3 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The decline was due to decreases in other expenses, federal insurance premiums and office occupancy expense. Other expenses decreased by $219,000 or 67.4% to $325,000 for the three months ended March 31, 2000 from $544,000 for the comparable 1999 period. The decline was due to costs associated with the annual meeting and other one time non-recurring expenses that were incurred in 1999. Federal insurance premiums decreased by $48,000 or 64.9% to $26,000 for the three months ended March 31, 2000 from $74,000 for the comparable 1999 period. The decrease was the result of a decline in the premium rate charged by the Federal Deposit Insurance Company ("FDIC") by Savings Association Insurance Fund ("SAIF") members. Office occupancy expense decreased by $33,000 or 22.0% to $117,000 for quarter ended March 31, 2000 from $150,000 for the quarter ended March 31, 1999. The decrease was due to the decline in expenses associated with the maintenance of buildings and equipment.

Income Taxes.   Tax equivalent income taxes have remained flat at $1.3 million for the three months ended March 31, 2000 and 1999. For the three months ended March 31, 2000 and 1999, tax equivalent adjustments of $1.0 million and $812,000 were made respectively.

Other Comprehensive Income.   The Financial Accounting Standards Board ("FASB")
No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

  The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 2000 and 1999.



                                              Three Months Ended             Three Months Ended
                                                March 31, 2000                 March 31, 1999
                                         ----------------------------  ------------------------------
                                           Tax      Net-of               Tax       Net-of-
                                         Pre-Tax   (Expense)    Tax    Pre-Tax    (Expense)     Tax
                                         Amount   or Benefit   Amount   Amount   or Benefit   Amount
                                         -------  -----------  ------  --------  -----------  -------

Unrealized gains or losses
  on securities:
    Unrealized holding gains/(losses)
     arising during the period            $2,118       $(879)  $1,239  $(1,622)        $634    $(988)

    Reclassification adjustment
      for gains realized in net
      income                                   -           -        -      (45)          18      (27)
                                         -------  ----------   ------  -------   ----------   ------

    Net realized gains/(losses)            2,118        (879)   1,239   (1,577)         616     (961)
                                         -------  ----------   ------  -------   ----------   ------

Other comprehensive income                $2,118       $(879)  $1,239  $(1,577)        $616    $(961)
                                         =======  ==========   ======  =======   ==========   ======


The following tables set forth the component of accumulated other comprehensive income for the three months ended March 31, 2000 and 1999.

                                                              Three Months     Three Months
                                                                  Ended            Ended
                                                             March 31, 2000   March 31, 1999
                                                             ---------------  ---------------

Beginning Balance                                                   $(8,931)          $1,179
Net unrealized gains/(losses) on securities, net of taxes             1,240             (961)
                                                                    -------           ------

Ending Balance                                                      $(7,691)          $  218
                                                                    =======           ======

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1999 to March 31, 2000. However, the OTS results are not yet available for the quarter ended March 31, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1999.

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

       (b)  Reports on Form 8-K

         None* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  May 12, 2000                 /s/  Albert H. Eckert, II
                                    -------------------------------------------
                                    Albert H. Eckert, III
                                    President and Chief Executive Officer



Date:  May 12, 2000                 /s/ Jeffrey M. Hinds
                                    -------------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)