Form 10-Q
period 2000-06-30
FIRST BELL BANCORP INC
filed 2000-08-08
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,785,573 shares of common stock, par value $.01 per share, were outstanding as of August 8, 2000.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                     PAGE
                                                                                    -----
PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets June 30, 2000 (unaudited)
               and December 31, 1999.............................................    4

               Consolidated Statements of Income for the Three and
               Six Months Ended June 30, 2000 and 1999
               (unaudited).......................................................    5

               Consolidated Statements of Comprehensive Income for the
               Three and Six  Months Ended June 30, 2000 and
               1999 (unaudited)..................................................    6

               Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 2000 and 1999 (unaudited).......    7

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999 (unaudited)..........................    8

               Notes to Unaudited Consolidated Financial Statements for the Three
               and Six Months Ended June 30, 2000 and 1999 (unaudited)...........   10

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................   11

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.........   18

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.................................................   18

     Item 2    Changes in Securities.............................................   18

     Item 3    Defaults Upon Senior Securities...................................   18

     Item 4    Submission of Matters to a Vote of Security Holders...............   18

     Item 5    Other Information.................................................   19

     Item 6    Exhibits and Reports on Form 8-K..................................   19
SIGNATURES                                                                          20

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                           June 30,             DECEMBER 31,
                                                                                              2000                 1999
                                                                                           -------                -------
ASSETS                                                                                    (unaudited)
------
Cash:
         Cash on-hand                                                                        $ 861                $ 1,857
         Non-interest-bearing deposits                                                       2,267                  2,204
         Interest-bearing deposits                                                          13,570                 16,407
                                                                                           -------                -------
            Total cash                                                                      16,698                 20,468
Federal funds sold                                                                          13,650                 33,000
Investment securities held to maturity - at cost (fair value of
   $5,242 at December 31, 1999)                                                                 --                  4,989
Investment securities available-for-sale at fair value (cost of $216,154 and $217,043
at June 30, 2000 and December 31, 1999, respectively)                                      206,268                202,382
Mortgage-backed securities available-for-sale at fair value (cost $20,837 at
    June 30, 2000)                                                                          20,755                     --
Conventional mortgage loans - net of allowance for loan losses of $925 at
    June 30,2000 and December 31, 1999, respectively                                       535,961                532,292

Other loans, net                                                                               999                    967
Real estate owned                                                                               29                    390
Premises and equipment, net                                                                  3,776                  3,924
Federal Home Loan Bank stock, at cost                                                       11,400                 11,400
Accrued interest receivable                                                                  5,316                  4,947
Other assets                                                                                 1,839                  1,363
                                                                                           -------                -------
         Total assets                                                                     $816,691               $816,122
                                                                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:                                                                                 $ 73,014               $ 73,308
         Passbook, club and other accounts                                                  59,188                 52,259
         Money market and NOW accounts                                                     387,254                386,364
                                                                                           -------                -------
         Certificate accounts                                                              519,456                511,931
             Total deposits

Borrowings                                                                                 221,750                238,000
Advances by borrowers for taxes and insurance                                               15,368                 11,223
Accrued interest on deposits                                                                 4,710                    703
Accrued interest on borrowings                                                                 830                    864
(Receivable)/payable for income taxes                                                        (186)                     93

Deferred income tax asset                                                                  (3,216)                (4,365)

Dividend payable on common stock                                                              496                     453
Other liabilities                                                                            2,056                  2,702
                                                                                           -------                -------
         Total liabilities                                                                 761,264                761,604

Stockholders' equity:
         Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
                  no shares issued or outstanding)                                              --                     --
         Common stock ($0.01 par value; 20,000,000 shares authorized;
                  8,596,250 issued; 4,819,973 outstanding at June 30, 2000
                  5,189,063 outstanding at December 31, 1999; one stock right per
                      share)                                                                    86                     86
         Paid-in capital                                                                    62,422                 62,217
         Unearned ESOP shares (513,751 and 528,739 shares at June 30, 2000
          and December 31, 1999, respectively)                                              (3,634)                (3,740)
         Unearned MRP shares (210,727  and 242,384 shares at June 30, 2000 and
                  December 31, 1999, respectively)                                          (2,937)                (3,378)
         Treasury stock (3,776,277 shares and 3,407,187 shares at June 30,
                  2000 and December 31, 1999, respectively)                                (61,073)               (55,523)

         Accumulated other comprehensive loss, net of taxes                                 (6,111)                (8,931)
         Retained earnings                                                                  66,674                 63,787
                                                                                           -------                -------
         Total Stockholders' Equity                                                         55,427                 54,518

               Total Liabilities and Stockholders' Equity                                 $816,691               $816,122
                                                                                          ========               ========

See notes to consolidated financial statements

                            FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                        THREE            THREE            SIX             SIX
                                                        MONTHS           MONTHS          MONTHS          MONTHS
                                                         ENDED           ENDED           ENDED           ENDED
                                                     June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                     -------------   -------------   -------------   -------------
Interest income:
Conventional mortgage loans                             $ 9,636         $ 9,712         $19,192         $19,666
 Interest-bearing deposits                                  323             291             547             553
 Mortgage-backed securities                                 167              --             213              --
 Federal funds sold                                         224              52             515             289
 Investment securities                                    2,654           2,697           5,325           5,018
 Other loans                                                 17              18              34              32
 Federal Home Loan Bank stock                               199             189             390             358
                                                        -------         -------         -------         -------
  Total interest and dividend income                     13,220          12,959          26,216          25,916

 Interest expense on deposits                             6,784           5,926          13,211          11,947
 Interest expense on borrowings                           3,197           3,289           6,441           6,166
                                                        -------         -------         -------         -------
  Total interest expense                                  9,981           9,215          19,652          18,113
                                                        -------         -------         -------         -------

  Net interest income                                     3,239           3,744           6,564           7,803

Provision for loan losses                                    --              30              --              60
                                                        -------         -------         -------         -------

  Net interest income after provision
  for loan losses                                         3,239           3,714           6,564           7,743
                                                        -------         -------         -------         -------

Other income:
 Loan fees and service charges                              151             124             309             220
 Gain on sale of loans and securities                       138              --             138              45
 Miscellaneous income and (expense)                           2              15              90              (4)
                                                        -------         -------         -------         -------
  Total other income                                        291             139             537             261
                                                        -------         -------         -------         -------

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits            689             921           1,418           1,655
 Federal insurance premiums                                  27              74              54             148
 Office occupancy expense, excluding depreciation           132             126             248             276
 Depreciation                                                72              76             143             148
 Computer services                                           62              78             132             137
 Other expenses                                             365             380             691             922
                                                        -------         -------         -------         -------
  Total general and administrative expense                1,347           1,655           2,686           3,286
                                                        -------         -------         -------         -------

Net Income before provision for income taxes              2,183           2,198           4,415           4,718
                                                        -------         -------         -------         -------

Provision for income taxes:
 Current:
  Federal                                                   112             184             335             584
  State                                                     203             164             245             346
 Deferred credit                                            (49)            (83)            (51)           (180)
                                                        -------         -------         -------         -------
Total provision for income taxes                            266             265             529             750
                                                        -------         -------         -------         -------

 Net income                                             $ 1,917         $ 1,933         $ 3,886         $ 3,968
                                                        =======         =======         =======         =======

Basic earnings per share                                  $0.46           $0.40           $0.91           $0.78
                                                        =======         =======         =======         =======
Diluted earnings per share                                $0.45           $0.38           $0.89           $0.75
                                                        =======         =======         =======         =======
Weighted average shares outstanding-Basic                 4,142           4,852           4,255           5,070
                                                        =======         =======         =======         =======
Weighted average shares outstanding-Diluted               4,287           5,080           4,388           5,278
                                                        =======         =======         =======         =======

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)
                                (in thousands)

                                                               THREE           THREE            SIX             SIX
                                                               MONTHS          MONTHS          MONTHS         MONTHS
                                                               ENDED           ENDED           ENDED           ENDED
                                                           JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30,1999
                                                           --------------  --------------  --------------  -------------
Net income                                                     $1,917         $ 1,933         $ 3,886         $  3,968
                                                               ------         -------         -------         --------
Unrealized gains/(losses) on securities:
 Unrealized holding gains/(losses) arising during
 the period                                                     2,578          (7,858)          4,696          (10,195)
 Less: reclassification adjustment for gains
 realized in net income                                            --              --              --              (45)
                                                               ------         -------         -------         --------
 Other comprehensive income/(loss), before taxes                2,578          (7,858)          4,696          (10,150)
Tax (expense)/benefit related to other comprehensive
 income                                                          (998)          2,634          (1,876)           3,965
                                                               ------         -------         -------         --------
Comprehensive income/(loss)                                    $3,497         $(3,291)        $ 6,706          ($2,217)
                                                               ======         =======         =======         ========

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (in thousands)
                                  (unaudited)

                                                                                                Accumulated
                                   Number of                                                    Other Com-
                                    Common           Additional Unearned                        prehensive
                                     Stock   Common    Paid-in    ESOP    Treasury     MRP      Income, Net Retained
                                    Shares    Stock    Capital   Shares     Stock     Stock      of Taxes   Earnings  Total
                                 -------------------------------------------------------------------------------------------
Balance at December 31, 1998         6,100     $86     $61,768  ($3,972)  ($38,918)  ($3,839)    $1,179    $57,598  $ 73,902
Purchase of treasury stock            (672)                                (12,653)                                  (12,653)
Allocation of ESOP shares                                  155      111                                                  266
Allocation of MRP shares                                   129                           461                             590
Dividend on common stock ($0.20)                                                                              (939)     (939)
Change in unrealized gain or
  (loss), net of taxes                                                                           (6,185)              (6,185)
Net income                                                                                                   3,968     3,968
                                     -----     ---     -------  -------   --------   -------    -------    -------   -------
Balance at June 30, 1999             5,428     $86     $62,052  $(3,861)  $(51,571)  $(3,378)   $(5,006)   $60,627   $58,949
                                     =====     ===     =======  =======   ========   =======    =======    =======   =======
Balance at December 31, 1999         5,189     $86     $62,217  $(3,740)  $(55,522)  $(3,378)   $(8,931)   $63,786   $54,518
Purchase of treasury stock            (369)                                 (5,551)                                   (5,551)
Allocation of ESOP shares                                  114      106                                                  220
Allocation of MRP shares                                    91                           441                             532
Dividend on common stock ($0.24)                                                                              (998)     (998)
Change in unrealized gain or
  (loss), net of taxes                                                                            2,820                2,820
Net income                                                                                                   3,886     3,886
                                     -----     ---     -------  -------   --------   -------    -------    -------   -------

Balance at June 30, 2000             4,820     $86     $62,422  $(3,634)  $(61,073)  $(2,937)   $(6,111)   $66,674   $55,427
                                     =====     ===     =======  =======   ========   =======    =======    =======   =======

See notes to consolidated financial statements

                             FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                              Six Months Ended   Six Months Ended
                                                                                June 30, 2000      June 30, 1999
                                                                              -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  3,886           $  3,968
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                        143                148
    Deferred income taxes                                                               (51)              (180)
    Amortization of premiums and accretion of discounts                                 (54)               (54)
    Provision for loan losses                                                            --                 60
    Compensation expense-allocation of ESOP and MRP shares                              433                549
    (Gain)/Loss on sale of real estate owned                                            (84)                 9
    Gain on sale of investment securities, available for sale                          (138)               (45)
    (Increase) or decrease in assets and liabilities
      Accrued interest receivable                                                      (369)            (1,007)
      Accrued interest on deposits                                                    4,007              3,293
      Accrued interest on borrowings                                                    (34)               273
      Accrued income taxes                                                             (280)               (71)
      Other assets                                                                     (475)               (18)
      Other liabilities                                                              (1,045)               (94)
      Dividend payable                                                                   43                (66)
                                                                                   --------           --------

 Net cash provided by operating activities                                            5,982              6,765
                                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities, available for sale                                   --            (85,188)
 Purchase of mortgage-backed securities, available for sale                         (21,294)                --
 Maturity of federal funds                                                           19,350             18,175
 Principal repayments on mortgage-backed securities, available for sale                 479                 --
 Net proceeds from sale of investments, available for sale                               --              3,317
 Net proceeds from sale of investments, held to maturity                              5,125                 --
 Principal repayments on investment securities, available for sale                      925              3,247
 Net (increase)/decrease in conventional loans                                       (3,698)             9,592
 Net increase in other loans                                                            (33)               (37)
 Purchase of Federal Home Loan Bank stock                                                --             (2,650)
 Net proceeds from sale of real estate owned                                            474                124
 Purchase of premises and equipment                                                     (29)               (93)
 Retirement of equipment                                                                 34                 --
                                                                                   --------           --------

    Net cash provided/(used) in investing activities                                  1,333            (53,513)
                                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                            6,634              2,729
 Net increase/(decrease) in certificate accounts                                        891            (10,214)
 Net increase in advances by borrowers for taxes and insurance                        4,145              3,792
 Net (decrease)/increase in borrowings                                              (16,250)            63,000
 Dividends paid                                                                        (954)              (939)
 Purchase of treasury stock                                                          (5,551)           (12,653)
                                                                                   --------           --------

    Net cash (used)/provided by financing activities                                (11,085)            45,715
                                                                                   --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (3,770)            (1,033)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     20,468             21,543
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 16,698           $ 20,510
                                                                                   ========           ========

See notes to consolidated financial statements

                             FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


SUPPLEMENTAL DISCLOSURES:                                                             Six Months Ended  Six Months Ended
Cash paid for:                                                                         June 30, 2000      June 30, 1999
                                                                                      ----------------  -----------------
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                                        $9,204          $  8,654
    Interest on borrowings                                                                       6,476             5,893
    Income taxes                                                                                 1,534             1,003
Non-cash transactions:
    Transfers from conventional loans to real estate acquired through foreclosures                  29                81
    Increase in additional paid-in capital ESOP and MRP allocation and options
    exercised                                                                                      205               284
    Unrealized appreciation/(depreciation) on securities available for sale                      4,696           (10,150)

                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999


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

  The consolidated balance sheet as of June 30, 2000 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at June 30, 2000  and December 31, 1999.
--------------------------------------------------------------------------

Assets.   Total assets increased by $569,000 to $816.7 million at June 30, 2000 from $816.1 million at December 31, 1999. The increase was the result of increases in mortgage-backed securities, available for sale; investment securities, available for sale; and conventional mortgage loans. Offsetting these increases were decreases in federal funds sold, investment securities, held to maturity and cash. Mortgage-backed securities, available for sale at June 30, 2000 were $20.8 million. There were no mortgage-backed securities as of June 30, 1999. The increase was the result of the purchase of $21.3 million in adjustable rate mortgage-backed securities offset by principal repayments of $479,000. Investment securities, available for sale increased by $3.9 million or 1.9% to $206.3 million at June 30, 2000 from $202.4 million at December 31, 1999. The increase was the result of the unrealized gain or loss improving by $4.7 million for the first six months of the year. Reducing the impact of the improvement in unrealized gain or loss were principal paydowns of $925,000. Conventional mortgage loans increased by $3.7 million or 0.7% to $536.0 million at June 30, 2000 from $532.3 million at December 31, 1999. The increase was primarily the result of the origination of $30.1 million in 1-4 family mortgage loans and disbursements of $4.7 million for home equity loans offset by principal payments of $29.5 million. Federal funds sold decreased by $19.4 million or 58.6% to $13.6 million at June 30, 2000 from $33.0 million at December 31, 1999. Total cash decreased by $3.8 million or 18.4% to $16.7 million at June 30, 2000 from $20.5 million at December 31, 1999. The decrease in federal funds sold and cash was the result of the money being used to paydown borrowings, fund the purchases of mortgage-backed securities and treasury stock and increase in lending for conventional mortgage loans. Investment securities, held to maturity was zero at June 30, 2000. The $5.0 million reduction from December 31, 1999 was the result of the Company selling a U.S. Treasury Note that resulted in a gain of $138,000. The sale of the security was done to improve the Company's interest rate risk position. The proceeds from the sale were used to help fund the purchase of the adjustable rate mortgage-backed securities.

Liabilities.   Total liabilities remained relatively flat at  $761.3 million at
June 30, 2000 compared to $761.6 million at December 31, 1999. There was a decrease in borrowings, which was offset by increases in deposits, advances by borrowers for taxes and insurance and accrued interest on deposits. Borrowings decreased by $16.3 million or 6.8% to $221.8 million at June 30, 2000 from $238.0 million at December 31, 1999. The reduction was caused by the repayment of $20.0 million in FHLB borrowings and $1.3 million in borrowings from an outside bank. Offsetting the payments was an additional $5.0 million in borrowings from the outside bank. Total deposits increased to $519.5 million at June 30, 2000 from $511.9 million at December 31, 1999. The $7.5 million or 1.5% increase was the result of money market and NOW accounts increasing by $6.9 million. The Company has been emphasizing it core deposits through a cross selling program and through its advertising campaign. Advances by borrowers for taxes and insurance increased by $4.1 million or 36.9% to $15.4 million at June 30, 2000 from $11.2 million at December 31, 1999. This increase was the result of the collection of funds for taxes and insurance for future payments. Accrued interest on deposits increased by $4.0 million to $4.7 million at June 30, 2000 from $703,000 at December 31, 1999. The increase is attributable to the timing of interest payments on certificate accounts.

Capital. Total stockholders' equity increased by $909,000 or 1.7% to $55.4 million at June 30, 2000 from $54.5 million at December 31, 1999. The increase was the result of increases in retained earnings and accumulated other comprehensive loss, net of taxes. The additional purchases of treasury stock reduced the impact of theses increases. Retained earnings increased to $66.7 million at June 30, 2000 from $63.8 million at December 31, 1999. The $2.9 million or 4.5% increase was the result of net income of $3.9 million reduced by dividends of $998,000. Accumulated other comprehensive loss, net of taxes improved by $2.8 million as the result of the change in unrealized gain or loss on investment securities and mortgage-backed securities. Treasury stock purchases of $5.6 million were made in the six months ended June 30, 2000.

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

  The primary investing activities of the Company for the six months ended June 30, 2000 was the paydown of $21.3 million in borrowings, the purchase of $21.3 million of mortgage-backed securities, held as available-for-sale and the investment of $34.8 million in conventional mortgages. Sources of funds for the six months ended June 30, 2000 were the $56.7 million in principal and interest payments of conventional mortgage loans, mortgage-backed securities and investments, $5.1 million from the sale of the U.S. Treasury Note, $5.0 million in borrowings and $7.5 million in total deposits.

  The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity ratio is currently 4.0%. The Association's average liquidity ratio was 11.1% during the three month period ended June 30, 2000. The Association's most liquid assets are cash and short-term investments.

  The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 2000, assets qualifying for liquidity, including cash and investments, totaled $67.0 million.

  At June 30, 2000, the Association's capital exceeded all of the capital requirements of the OTS. The Association's Tangible, Tier I (core) capital (to total assets), Tier I capital (to risk-based assets) and Risk-Based capital (to risk-based assets) ratios were 9.3%, 9.3%, 22.1% and 22.4%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operation for the Six and Three Months ended June 30,
------------------------------------------------------------------------------
2000 and 1999.
--------------

General.   Net income for the six months ended June 30, 2000 decreased by
$82,000 to $3.9 million from $4.0 million for the six months ended June 30, 1999. The reduction can be attributable to a decrease in net interest income offset by decreases in general and administrative expenses and taxes and an increase in other income. Net income for the quarters ended June 30, 2000 and 1999 remained flat at $1.9 million. Net interest income for the three months ended June 30, 2000 was lower compared to the three months ended June 30, 1999. This was offset by decreases in general and administrative expenses and an increase in other income.

Interest Income.   Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $2.0 million and $1.0 million were made for the six and three months ended June 30, 2000, respectively. For the six and three months ended June 30, 1999, tax equivalent adjustments of $1.8 million and $1.0 million were made. Interest income for the six months ended June 30, 2000 increased by $480,000 or 1.7% to $28.2 million from $27.7 million for the six months ended June 30, 1999. The increase was the result of interest earned on investment securities, federal funds sold, mortgage-backed securities and dividends on FHLB stock rising. Offsetting these increases was a decline in interest earned on conventional mortgage loans. Interest earned on investment securities increased to $7.3 million for the six months ended June 30, 2000 from $6.8 million for the comparable 1999 period. The $487,000 or 7.1% increase was due primarily to the average rate on investment securities increasing to 7.09% for the six months ended June 30, 2000 compared to 6.64% for the six months ended June 30, 1999. Interest on federal funds sold increased by $226,000 or 78.2% to $515,000 for the six months ended June 30, 2000 from $289,000 for the six months ended June 30, 1999. The increase was the result of the average balance of federal funds sold and the average rate earned increasing for the six months ended June 30, 2000 to $18.0 million and 5.73%, respectively from $11.9 million and 4.85%, respectively for the six months ended June 30 , 1999. Interest income on mortgage-backed securities was $213,000 for the six months ended June 30, 2000. There were no mortgage-backed securities for the six months ended June 30, 1999. Dividends on FHLB stock increased by $32,000 or 8.9% to $390,000 from $358,000 for the six months ended June 30, 2000 and 1999, respectively. The increase was the result of a 32 basis points increase in the average rate earned rising to 6.84% for the six months ended June 30, 2000 from 6.52% for the six months ended June 30, 1999. In addition, the average balance for FHLB stock increased to $11.4 million for the six months ended June 30, 2000 from $11.0 million for the comparable 1999 period. Interest income on conventional mortgage loans decreased by $474,000 or 2.4% to $19.2 million for the six months ended June 30, 2000 from $19.7 million for the six months ended June 30, 1999. This decrease was the result of the average balance in conventional mortgage loans falling to $534.0 million for the six months ended June 30, 2000 from $541.0 for the six months ended June 30, 1999. Also contributing to the decrease was the decline on the average rate earned on conventional mortgage loans by 8 basis points.

  Interest income for the three months ended June 30, 2000 increased by $250,000 or 1.8% to $14.2 million from $14.0 million for the comparable 1999 period. The increase was the result of increases in interest earned on federal funds sold, mortgage-backed securities and interest-bearing deposits. Offsetting these increases were declines in interest earned on conventional mortgage loans and investment securities. Interest earned on federal funds sold was $224,000 for the three months ended June 30, 2000 compared to $52,000 for the three months ended June 30, 1999. The rise in interest was the result of the average balance being $14.3 million compared to $4.4 million for the three months ended June 30, 2000 and 1999, respectively and the average rate earned increasing to 6.27% for the three months ended June 30, 2000 from 4.73% for the three months ended June 30, 1999. Interest earned on mortgage-backed securities was $167,000 and zero for the three months ended June 30, 2000 and 1999, respectively. Interest earned on interest bearing deposits increased by $32,000 or 11.0% to $323,000 for the three months ended June 30, 2000 from $291,000 for the three months ended June 30, 1999. The increase was the result of the average rate earned increasing to 6.38% for the three months ended June 30, 2000 compared to 4.68% for the three months ended June 30, 1999. Offsetting the impact of the increase in the average rate was a $4.7 million or 18.7% decline of the average balance in interest-bearing deposits from June 30, 1999 to June 30, 2000. Interest earned on conventional mortgage loans decreased by $76,000 or 0.8% to $9.6 million for the three months ended June 30, 2000 from $9.7 million for the comparable 1999 period. The decrease was primarily the result of the average balance falling to $535.6 million from $538.8 million for the three months ended June 30, 2000 and 1999, respectively. Interest earned on investment securities decreased to $3.6 million for the three months ended June 30, 2000 from $3.7 million for the three months ended June 30, 1999. The $54,000 or 1.5% decrease can be attribute to the average balance declining to $206.6 million for the three months ended June 30, 2000 from $223.5 million for the comparable 1999 period. Reducing the impact of the decline in the average balance was the average rate earned increasing to 7.04% for the three months ended June 30, 2000 from 6.60% for the three months ended June 30, 1999.

Interest Expense.   Interest expense for the six months ended June 30, 2000
increased to $19.7 million from $18.1 million for the six months ended June 30, 1999 as the result of interest expense on deposits and borrowings rising. Interest expense on deposits increase by $1.3 million or 10.6% to $13.2 million for the six months ended June 30, 2000 from $11.9 million for the six months ended June 30, 1999. The increase was primarily due to rises in the average balance and rate paid on certificate accounts. The average balance on certificate accounts for the six months ended June 30, 2000 and 1999 were $386.9 million and $364.0 million, respectively. The average rate paid was 5.74% for the six months ended June 30, 2000 and 5.49% for the six months ended June 30, 1999. Interest expense on borrowing increased to $6.4 million for the six months ended June 30, 2000 from $6.2 million for the six months ended June 30, 1999. The $275,000 or 4.5% increase was primarily the result of the average rate paid increasing to 5.76% for the six months ended June 30, 2000 from 5.55% for the comparable 1999 period.

  Interest expense for the three months ended June 30, 2000 increased by $766,000 or 8.3% to $10.0 million from $9.2 million for the three months ended June 30, 1999. Interest expense on deposits increased by $858,000 or 14.5% to $6.8 million from $5.9 million for the three months ended June 30, 2000 and 1999, respectively. The increase was due to the average balance and rate paid rising for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The average balance and rate were $390.8 million and 5.82% for the three months ended June 30, 2000. For the three months ended June 30, 1999, the average balance and rate were $360.5 million and 5.46%. Interest expense on borrowings decreased to $3.2 million for the quarter ended June 30, 2000 from $3.3 million for the comparable 1999 period. The decrease was the result of the average balance in borrowings declining to $222.2 million for the three months ended June 30, 2000 from $237.4 million for the three months ended June 30, 1999. Offsetting the average balance decline was an increase in the average rate paid on borrowings by 21 basis points.

Net Interest Income.   The net interest income for both the six and three months
ended June 30, 2000 decreased when compared to the net interest income for the six and three months ended June 30, 1999. This was the result of interest expense rising more than the increases in interest income.

Provision for Loan Losses.   The provision for loan loss was zero for the six
and three months ended June 30, 2000 compared to $60,000 and $30,000 for the six and three months ended June 30, 1999. At June 30, 2000 non-performing assets were $571,000 compared to $659,000 at December 31, 1999. The allowance for loan losses equaled 162.0% of total non-performing assets compared to 140.4% at December 31, 1999. There were no loans charged off during the six and three months ended June 30, 2000 and 1999. Management believes that the current level of loan loss reserve is adequate to cover losses inherent on the portfolio as of June 30, 2000. There can be no assurance, however, that the

Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of June 30, 2000.

Other Income.   Other income increased by $276,000 or 105.7% to $537,000 for the six months ended June 30, 2000 from $261,000 for the six months ended June 30, 1999. The increase was the result of increases in miscellaneous income, gains on sale of investments and loan fees and service charges. Miscellaneous income was $90,000 for the six months ended June 30, 2000 compared to a loss of $4,000 for the six months ended June 30, 1999. This was primarily the result of there being a gain of $84,000 on the sale of real estate owned in 2000 compared to a loss of $9,000 in 1999. Gains on sale of investments increased to $138,000 for the six months ended June 30, 2000 compared to $45,000 for the six months ended June 30, 1999. Loan fees and service charges increased by $89,000 or 40.5% to $309,000 for the six months ended June 30, 2000 from $220,000 for the comparable 1999 period. The increase was due to additional fees earned during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase was due to additional fees earned during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

  Other income for the quarter ended June 30, 2000 increased by $152,000 or 109.4% to $291,000 from $139,000 for the quarter ended June 30, 1999. This increase was mainly the result of the $138,000 gain on the sale of investments that occurred during the quarter. There were no gains on the sale of investments for the quarter in 1999.

General and Administrative Expense.   General and administrative expense
declined by $600,000 or 18.3% to $2.7 million for the six months ended June 30, 2000 from $3.3 million for the six months ended June 30, 1999. The decline was the result of decreases in compensation, payroll taxes and fringe benefits, other expenses, federal insurance premiums and office occupancy expense. Compensation, payroll taxes and fringe benefits decreased to $1.4 million for the six months ended June 30, 2000 from $1.7 million for the six month ended June 30, 1999. The $237,000 or 14.3% decrease was the result of a temporary reduction in employees, the decrease in the cost of employee stock programs due to the decline in the average stock price and an one-time pension expense recorded in the prior year of $100,000. Other expenses decreased by $231,000 or 25.1% to $691,000 for the six months ended June 30, 2000 from $922,000 for the six months ended June 30, 1999. The decline was due to costs associated with the 1999 annual meeting and other one time non-recurring expenses that were incurred in 1999. Federal insurance premiums decreased by $94,000 or 63.5% to $54,000 for the six months from $148,000 for the six months ended June 30, 1999. The decrease was due to a decline in the premium rate charged by the Federal Deposit Insurance Company ("FDIC") to Savings Association Insurance Fund ("SAIF") members. Office occupancy expense decreased to $248,000 for the six months ended June 30, 2000 from $276,000 for the comparable 1999 period. The $28,000 or 10.1% decrease was due to the decline in expenses associated with the maintenance of buildings and equipment and the reduction in rent due to the Wexford office being purchased in 1999.

  General and administrative expenses for the quarter ended June 30, 2000 decreased by $308,000 or 18.6% to $1.3 million compared to $1.7 million for the quarter ended June 30,1999. The decline was due to decreases in compensation, payroll taxes and fringe benefits, federal insurance premiums and other expenses for the reasons stated above.

Income Taxes. Tax equivalent income taxes remained relatively flat for the six and three months ended June 30, 2000 and 1999. Income tax expense for the six and three months ended June 30, 2000 was $2.5 million and $1.2 million, respectively. For the six and three months ended June 30, 1999, the expense was $2.6 million and $1.3 million, respectively. Tax equivalent adjustments of $2.0 million and $1.0 million were made for the six and three months ended June 30, 2000. For the six and three months ended June 30, 1999, tax equivalent adjustments of $1.8 million and $1.0 million were made.

Other Comprehensive Income.   The Financial Accounting Standards Board ("FASB")
No. 130 established standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

  The following tables set forth the related tax effects allocated to each element of comprehensive income for the six and three months ended June 30, 2000 and 1999.

                                              Six  Months Ended                Six Months Ended
                                                June 30, 2000                   June 30, 1999
                                         ----------------------------  --------------------------------
                                           Tax      Net-of                Tax       Net-of-
                                         Pre-Tax   (Expense)    Tax     Pre-Tax    (Expense)     Tax
                                         Amount   or Benefit   Amount   Amount    or Benefit    Amount
                                         -------  -----------  ------  ---------  -----------  --------

Unrealized gains or losses
  on securities:
    Unrealized holding gains/(losses)
     arising during the period            $4,696     $(1,876)  $2,820  $(10,195)      $3,983   $(6,212)

    Reclassification adjustment
      for gains realized in net
      income                                  --          --       --       (45)          18       (27)
                                         -------  ----------   ------  --------       ------   -------

    Net realized gains/(losses)            4,696      (1,876)   2,820   (10,150)       3,965    (6,185)
                                         -------  ----------   ------  --------       ------   -------

Other comprehensive income                $4,696     $(1,876)  $2,820  $(10,150)      $3,965   $(6,185)
                                         =======  ==========   ======  ========       ======   =======


                                             Three  Months Ended             Three Months Ended
                                                June 30, 2000                   June 30, 1999
                                         ----------------------------  -------------------------------
                                           Tax      Net-of               Tax       Net-of-
                                         Pre-Tax   (Expense)    Tax    Pre-Tax    (Expense)     Tax
                                         Amount   or Benefit   Amount   Amount   or Benefit    Amount
                                         -------  -----------  ------  --------  -----------  --------

Unrealized gains or losses
  on securities:
    Unrealized holding gains/(losses)
     arising during the period            $2,578       $(998)  $1,580  $(7,858)      $2,634   $(5,224)
                                         -------  ----------   ------  -------   ----------   -------

Net realized gains/(losses)                2,578        (998)   1,580   (7,858)       2,634    (5,224)
                                         -------  ----------   ------  -------   ----------   -------

Other comprehensive income                $2,578       $(998)  $1,580  $(7,858)      $2,634   $(5,224)
                                         =======  ==========   ======  =======   ==========   =======

The following tables set forth the component of accumulated other comprehensive income for the six and three months ended June 30, 2000 and 1999.


                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                             June 30, 2000   June 30, 1999
                                                             --------------  --------------
Beginning Balance                                                  $(8,931)        $ 1,179
Net unrealized gains/(losses) on securities, net of taxes            2,820          (6,185)
                                                                   -------         -------

Ending Balance                                                     $(6,111)        $(5,006)
                                                                   =======         =======

                                                             Three Months    Three Months
                                                                 Ended           Ended
                                                             June 30, 2000   June 30, 1999
                                                             -------------   -------------
Beginning Balance                                                  $(7,691)        $   218
Net unrealized gains/(losses) on securities, net of taxes            1,580          (5,224)
                                                                   -------         -------

Ending Balance                                                     $(6,111)        $(5,006)
                                                                   =======         =======

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1999 to June 30, 2000. However, the OTS results are not yet available for the quarter ended June 30, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1999. Also, the Company along with the industry as a whole has seen a narrowing of its interest margin due to the rise in interest rates that has occurred during 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

      (a) The Holding Company held an Annual Meeting of Stockholders on April 24, 2000.

      (b) The names of each Director elected at the Annual Meeting for three years terms ending in the Year 2003 and votes cast are as follows:


                                    For     Withheld
                                 ---------  --------

         Albert H. Eckert, II    4,504,017   245,645
         William S. McMinn       4,509,920   239,742
         Jack W. Schweiger       4,538,584   211,078

         The names of the Directors whose term of office continued after the Annual Meeting are as follows:

         Jeffrey M. Hinds           Theodore R. Dixon
         Robert C. Baierl           David F. Figgins
         Thomas J. Jackson, Jr.     Peter E. Reinert

      (c) A brief description of each matter voted on and number of yes and no votes cast:

         (i) Ratification of Deloitte & Touche LLP as independent auditor of First Bell Bancorp, Inc. for the fiscal year ending December 31, 2000


                      For           Against         Abstain
                      ---           -------         -------

                    4,691,204       32,778           25,680

         (ii) Stockholder proposal

                      For           Against         Abstain
                      ---           -------         -------

                    525,385        3,134,517        537,131
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

          (b)  Reports on Form 8-K

               None

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  August 8, 2000               /s/  Albert H. Eckert, II
                                    ------------------------------------------
                                    Albert H. Eckert, III
                                    President and Chief Executive Officer



Date:  August 8, 2000               /s/ Jeffrey M. Hinds
                                    ------------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)