Form 10-Q
period 2000-09-30
FIRST BELL BANCORP INC
filed 2000-11-13
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ________________________

                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                            251752651
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE            19801
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,758,360 shares of common stock, par value $.01 per share, were outstanding as of November 10, 2000.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                               PAGE
                                                                                               ----
PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets September 30, 2000 (unaudited)
               and December 31, 1999.........................................................   4

               Consolidated Statements of Income for the Three and
               Nine Months Ended September 30, 2000 and 1999
               (unaudited)...................................................................   5

               Consolidated Statements of Comprehensive Income for the
               Three and Nine Months Ended September 30, 2000 and
               1999 (unaudited)..............................................................   6

               Consolidated Statements of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2000 and 1999 (unaudited).............   7

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2000 and 1999 (unaudited).................................   8

               Notes to Unaudited Consolidated Financial Statements for the Three
               and Nine Months Ended September 30, 2000 and 1999 (unaudited).................  10

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................................  11

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.....................  17

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.............................................................  18

     Item 2    Changes in Securities.........................................................  18

     Item 3    Defaults Upon Senior Securities...............................................  18

     Item 4    Submission of Matters to a Vote of Security Holders...........................  18

     Item 5    Other Information.............................................................  18

     Item 6    Exhibits and Reports on Form 8-K..............................................  18

SIGNATURES                                                                                     19

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                               2000              1999
                                                                                               ----              ----
                                                                                            (unaudited)
ASSETS
------
Cash:
         Cash on-hand
         Non-interest-bearing deposits                                                    $    774             $    1,857
         Interest-bearing deposits                                                           2,123                  2,204
            Total cash                                                                      23,078                 16,407
                                                                                          --------             ----------
Federal funds sold                                                                          25,975                 20,468
Investment securities held to maturity - at cost (fair value of                              4,800                 33,000
         $5,242 at December 31, 1999)                                                            -                  4,989
Investment securities available-for-sale at fair value (cost of $215,664 and $217,043
at September 30, 2000 and December 31, 1999, respectively)                                 207,876                202,382
Mortgage-backed securities available-for-sale at fair value (cost $22,047 at
September 30, 2000)                                                                         22,052                      -
Conventional mortgage loans - net of allowance for loan losses of $925 at September
30, 2000  and December 31, 1999, respectively                                              533,493                532,292
Other loans, net                                                                               981                    967
Real estate owned                                                                               29                    390
Premises and equipment, net                                                                  3,757                  3,924
Federal Home Loan Bank stock, at cost                                                       11,400                 11,400
Accrued interest receivable                                                                  5,633                  4,947
Other assets                                                                                 1,479                  1,363
                                                                                          --------             ----------
         Total assets                                                                     $817,475             $  816,122
                                                                                          ========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
         Passbook, club and other accounts
         Money market and NOW accounts                                                    $ 70,011             $   73,308
         Certificate accounts                                                               60,325                 52,259
             Total deposits                                                                397,457                386,364
                                                                                          --------             ----------
                                                                                           527,793                511,931

Borrowings                                                                                 220,500                238,000
Advances by borrowers for taxes and insurance                                                5,517                 11,223
Accrued interest on deposits                                                                 6,355                    703
Accrued interest on borrowings                                                               1,086                    864
Income taxes payable                                                                             -                     93
Deferred income tax asset                                                                   (3,021)                (4,365)
Dividend payable on common stock                                                               487                    453
Other liabilities                                                                            1,803                  2,702
                                                                                          --------             ----------
         Total liabilities                                                                 760,520                761,604
                                                                                          --------             ----------

Stockholders' equity:
         Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
                  no shares issued or outstanding)                                              --
         Common stock ($0.01 par value; 20,000,000 shares authorized;                                                  --
                  8,596,250 issued; 4,758,360 outstanding at September 30, 2000 and
                  5,189,063 outstanding at December 31, 1999; one stock right per share)        86                     86
         Paid-in capital                                                                    62,487                 62,217
         Unearned ESOP shares (506,257 and 528,739 shares at September 30, 2000
          and December 31, 1999, respectively)                                              (3,581)                (3,740)
         Unearned MRP shares (210,727 and 242,384 shares at September 30, 2000 and
                  December 31, 1999, respectively)                                          (2,937)                (3,378)
         Treasury stock (3,837,890 shares and 3,407,187 shares at September 30,
                  2000 and December 31, 1999, respectively)                                (62,055)               (55,523)
         Accumulated other comprehensive loss, net of taxes                                 (4,728)                (8,931)
         Retained earnings                                                                  67,683                 63,787
                                                                                          --------             ----------
         Total Stockholders' Equity                                                         56,955                 54,518
                                                                                          --------             ----------
               Total Liabilities and Stockholders' Equity                                 $817,475             $  816,122
                                                                                          ========             ==========

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                         THREE               THREE             NINE              NINE
                                                        MONTHS              MONTHS            MONTHS            MONTHS
                                                         ENDED               ENDED             ENDED             ENDED
                                                     SEPT. 30, 2000      SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999
---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Conventional mortgage loans                         $   9,619           $     9,475       $   28,811        $   29,141
   Interest-bearing deposits                                 256                   235              803               788
   Mortgage-backed securities                                358                    --              572                 -
   Federal funds sold                                        183                   332              698               620
   Investment securities                                   2,577                 2,597            7,900             7,615
   Other loans                                                17                    16               51                49
   Federal Home Loan Bank stock                              208                   199              598               557
                                                       ---------           -----------       ----------        ----------
      Total interest and dividend income                  13,218                12,854           39,433            38,770

   Interest expense on deposits                            7,051                 6,031           20,261            17,978
   Interest expense on borrowings                          3,315                 3,348            9,757             9,514
                                                       ---------           -----------       ----------        ----------
      Total interest expense                              10,366                 9,379           30,018            27,492
                                                       ---------           -----------       ----------        ----------

      Net interest income                                  2,852                 3,475            9,415            11,278
Provision for loan losses                                      -                    30                -                90
                                                       ---------           -----------       ----------        ----------

      Net interest income after provision
      for loan losses                                      2,852                 3,445            9,415            11,188
                                                       ---------           -----------       ----------        ----------
Other income:
   Loan fees and service charges                             159                   165              468               386
   Gain on sale of securities                                  -                     -              138                45
   Miscellaneous income                                        5                    15               95                10
                                                       ---------           -----------       ----------        ----------
      Total other income                                     164                   180              701               441
                                                       ---------           -----------       ----------        ----------

Other general and administrative expense:
   Compensation, payroll taxes and fringe benefits           694                   785            2,113             2,440
   Federal insurance premiums                                 27                    77               81               225
   Office occupancy expense, excluding depreciation          103                   118              351               394
   Depreciation                                               75                    73              219               221
   Computer services                                          74                    62              206               198
   Other expenses                                            473                   305            1,162             1,228
                                                       ---------           -----------       ----------        ----------
      Total general and administrative expense             1,446                 1,420            4,132             4,706
                                                       ---------           -----------       ----------        ----------

Net Income before provision for income taxes               1,570                 2,205            5,984             6,923
                                                       ---------           -----------       ----------        ----------

Provision for income taxes:
   Current:
      Federal                                                (41)                  246              294               831
      State                                                  168                   184              412               530
   Deferred credit                                           (48)                 (200)             (99)             (381)
                                                       ---------           -----------       ----------        ----------
Total provision for income taxes                              79                   230              607               980
                                                       ---------           -----------       ----------        ----------

   Net income                                          $   1,491           $     1,975       $    5,377        $    5,943
                                                       =========           ===========       ==========        ==========

Basic earnings per share                               $    0.37           $      0.43       $     1.28        $     1.21
                                                       =========           ===========       ==========        ==========
Diluted earnings per share                             $    0.35           $      0.41       $     1.24        $     1.16
                                                       =========           ===========       ==========        ==========
Weighted average shares outstanding-Basic                  4,061                 4,601            4,190             4,908
                                                       =========           ===========       ==========        ==========
Weighted average shares outstanding-Diluted                4,213                 4,805            4,331             5,115
                                                       =========           ===========       ==========        ==========

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)
                                (in thousands)

                                                         THREE               THREE             NINE              NINE
                                                        MONTHS              MONTHS            MONTHS            MONTHS
                                                         ENDED               ENDED             ENDED             ENDED
                                                     SEPT. 30, 2000      SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999
---------------------------------------------------------------------------------------------------------------------------
Net income                                             $   1,491             $  1,975         $   5,377         $   5,943
                                                       ---------             --------         ---------         ---------
Unrealized gains/(losses) on securities:
   Unrealized holding gains/(losses) arising during
   the period                                              2,184               (2,895)            6,880           (13,089)
   Less: reclassification adjustment for gains
   realized in net income                                     --                    -                 -               (45)
                                                       ---------             --------         ---------        ----------
   Other comprehensive income/(loss), before taxes         3,675                 (920)           12,257            (7,101)
Tax (expense)/benefit related to other comprehensive
   income                                                   (801)               1,131            (2,677)            5,095
                                                       ---------             --------         ---------        ----------
Comprehensive income/(loss)                            $   2,874             $    211         $   9,580           ($2,006)
                                                       =========             ========         =========        ==========

     See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (in thousands)
                                  (unaudited)

                                              Number of
                                               Common                    Additional      Unearned
                                                Stock        Common        Paid-in         ESOP        Treasury         MRP
                                               Shares        Stock         Capital        Shares         Stock         Stock
                                             -----------------------------------------------------------------------------------
                                             -----------------------------------------------------------------------------------
Balance at December 31, 1998                       6,100      $  86        $61,768        ($3,972)     ($38,918)      ($3,839)
Purchase of treasury stock                          (772)                                               (14,353)
Allocation of ESOP shares                                                      232            163
Allocation of MRP shares                                                       129                                        461
Dividend on common stock ($0.30)
Change in unrealized gain or
  (loss), net of taxes
Net income
                                                --------      -----        -------       --------      --------       -------
Balance at September 30, 1999                      5,328      $  86        $62,129       $ (3,809)     $(53,271)      $(3,378)
                                                ========      =====        =======       ========      ========       =======
Balance at December 31, 1999                       5,189      $  86        $62,217       $ (3,740)     $(55,522)      $(3,378)
Purchase of treasury stock                          (431)                                                (6,533)
Allocation of ESOP shares                                                      179            159
Allocation of MRP shares                                                        91                                        441
Dividend on common stock ($0.36)
Change in unrealized gain or
  (loss), net of taxes
Net income
                                                --------      -----        -------       --------      --------       -------
Balance at September 30, 2000                      4,758      $  86        $62,487       $ (3,581)     $(62,055)      $(2,937)
                                                ========      =====        =======       ========      ========       =======

                                              Accumulated
                                              Other Com-
                                              prehensive
                                             Income, Net       Retained
                                              of Taxes         Earnings         Total
                                             -------------------------------------------
                                             -------------------------------------------
Balance at December 31, 1998                  $   1,179        $ 57,598        $  73,902
Purchase of treasury stock                                                       (14,353)
Allocation of ESOP shares                                                            395
Allocation of MRP shares                                                             590
Dividend on common stock ($0.30)                                 (1,403)          (1,403)
Change in unrealized gain or
  (loss), net of taxes                           (7,949)                          (7,949)
Net income                                                        5,943            5,943
                                              ---------        --------         --------
Balance at September 30, 1999                 $  (6,770)       $ 62,138         $ 57,125
                                              =========        ========         ========
Balance at December 31, 1999                  $  (8,931)       $ 63,786         $ 54,518
Purchase of treasury stock                                                        (6,533)
Allocation of ESOP shares                                                            338
Allocation of MRP shares                                                             532
Dividend on common stock ($0.36)                                 (1,480)          (1,480)
Change in unrealized gain or
  (loss), net of taxes                            4,203                            4,203
Net income                                                        5,377            5,377
                                              ---------        --------         --------
Balance at September 30, 2000                 $  (4,728)       $ 67,683         $ 56,955
                                              =========        ========         ========

See notes to consolidated financial
statements

                           FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                              Nine Months Ended        Nine Months Ended
                                                                               Sept. 30, 2000            Sept. 30, 1999
                                                                              ---------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  5,377                   $  5,943
Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation                                                                  219                        221
        Deferred income taxes                                                         (99)                      (381)
        Amortization of premiums and accretion of discounts                           (90)                       (76)
        Provision for loan losses                                                       -                         90
        Compensation expense-allocation of ESOP and MRP shares                        684                        809
        (Gain)/Loss on sale of real estate owned                                      (84)                         8
        Gain on sale of investment securities, available for sale                    (138)                       (45)
        (Increase) or decrease in assets and liabilities
            Accrued interest receivable                                              (685)                    (1,163)
            Accrued interest on deposits                                            5,652                      4,793
            Accrued interest on borrowings                                            222                        398
            Accrued income taxes                                                      (93)                        49
            Other assets                                                             (116)                      (106)
            Other liabilities                                                      (1,978)                      (311)
            Dividend payable                                                           34                        (75)
                                                                                 --------                   --------
    Net cash provided by operating activities                                       8,905                     10,154
                                                                                 --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities, available for sale                               -                    (90,188)
    Purchase of mortgage-backed securities, available for sale                    (23,291)                         -
    Maturity of federal funds                                                      28,200                     12,750
    Maturity of investment securities, held to maturity                                 -                      5,000
    Principal repayments on mortgage-backed securities, available for sale          1,286                          -
    Net proceeds from sale of investments, available for sale                           -                      3,317
    Net proceeds from sale of investments, held to maturity                         5,125                          -
    Principal repayments on investment securities, available for sale               1,429                      4,076
    Net (increase)/decrease in conventional loans                                  (1,230)                    15,464
    Net increase in other loans                                                       (14)                       (50)
    Purchase of Federal Home Loan Bank stock                                            -                     (2,650)
    Net proceeds from sale of real estate owned                                       474                        138
    Purchase of premises and equipment                                                (52)                      (648)
                                                                                 --------                   --------
        Net cash provided/(used) in investing activities                           11,927                    (52,791)
                                                                                 --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts and savings
      accounts                                                                      4,769                        944
    Net increase in certificate accounts                                           11,093                      1,560
    Net decrease in advances by borrowers for taxes and insurance                  (5,706)                    (5,845)
    Net (decrease)/increase in borrowings                                         (17,500)                    58,000
    Dividends paid                                                                 (1,448)                    (1,403)
    Purchase of treasury stock                                                     (6,533)                   (14,353)
                                                                                 --------                   --------
        Net cash (used)/provided by financing activities                          (15,325)                    38,903
                                                                                 --------                   --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                5,507                     (3,734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   20,468                     21,543
                                                                                 --------                   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 25,975                   $ 17,809
                                                                                 ========                   ========

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

SUPPLEMENTAL DISCLOSURES:                                                                 Nine Months Ended       Nine Months Ended
    Cash paid for:                                                                        Sept. 30, 2000          Sept. 30, 1999
                                                                                          -----------------       -----------------
        Interest on deposits and advances by borrowers for
          taxes and insurance                                                                   $   14,609             $  13,185
        Interest on borrowings                                                                       9,535                 9,116
        Income taxes                                                                                 2,053                 1,312
Non-cash transactions:
        Transfers from conventional loans to real estate acquired through foreclosures                  29                    92
        Increase in additional paid-in capital-ESOP and MRP allocation                                 270                   361
        Unrealized appreciation/(depreciation) on securities available for sale                      6,880               (13,089)

                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

     The consolidated balance sheet as of September 30, 2000 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the allowance for loan losses discussion and the quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those of management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999.
------------------------------------------------------------------------------

Assets. Total assets were $817.5 million at September 30, 2000 in comparison to $816.1 million at December 31, 1999. There were increases in mortgage-backed securities-available for sale, cash, investment securities-available for sale and conventional mortgage loans. Offsetting these increases were decreases in federal funds sold and investment securities-held to maturity. Mortgage-backed securities at September 30, 2000 were $22.1 million compared to zero at December 31, 1999. The increase was the result of the purchase of $23.3 million in adjustable rate mortgage-backed securities offset by the principal repayments of $1.3 million. Cash increased by $5.5 million or 26.9% to $26.0 million at September 30, 2000 from $20.5 million at December 31, 1999. The increase was the result of increase in deposits and mortgage payments. Investment securities-available for sale increased to $207.9 million at September 30, 2000 from $202.4 million at December 31, 1999. The $5.5 million or 27.1% increase was due to unrealized gains of $6.9 million in investment securities-available for sale. Reducing this impact were the principal repayments of $1.4 million for the nine months ended September 30, 2000. Federal funds sold decreased by $28.2 million to $4.8 million at September 30, 2000 from $33.0 million at December 31, 1999. The decrease was the result of paydowns in borrowings, payments for real estate taxes from advances by borrowers for taxes and insurance and the purchase of mortgage-backed securities. Investment securities-held to maturity was zero at September 30, 2000. The $5.0 million reduction from December 31, 1999 was the result of the Company selling a U.S. Treasury Note that resulted in a gain of $138,000. The sale of the security was done to improve the Company's interest rate risk position. The proceeds from the sale were used to help fund the purchase of the adjustable rate mortgage-backed securities.

Liabilities. Total liabilities remained relatively flat at $760.5 million at September 30, 2000 compared to $761.6 at December 31, 1999. Increases in deposits and accrued interest on deposits were offset by decreases in borrowings and advances by borrowers for taxes and insurance. Deposits increased by $15.9 million or 3.1% to $527.8 million at September 30, 2000 from $511.9 million at December 31, 1999. The increase was the result of increases in certificate accounts of $11.1 million and money market and NOW accounts of $8.1 million offset by a decline of passbook, club and other accounts of $3.3 million. Accrued interest on deposits increased by $5.7 million to $6.4 million at September 30, 2000 from $703,000 at December 31, 1999. The increase is attributable to the timing of interest payments on certificate accounts. Borrowings decreased by $17.5 million or 7.4% to $220.5 million at September 30, 2000 from $238.0 million at December 31, 1999. The decrease was the result of principal repayments of $22.5 million offset by an additional $5.0 million in borrowings. Advances by borrowers for taxes and insurance decreased by $5.7 million or 50.8% to $5.5 million at September 30, 2000 from $11.2 million at December 31, 1999. The decrease is the result of payment of property taxes on conventional mortgage loans serviced by the Association during the third quarter.

Capital. Total stockholders' equity increased by $2.4 million or 4.5% to $57.0 million at September 30, 2000 from $54.5 million at December 31, 1999. The increase was the result of a decrease in accumulated other comprehensive loss, net of taxes and an increase in retained earnings offset by additional treasury stock purchased. Accumulated other comprehensive loss, net of taxes improved by $4.2 million as the result of the change in unrealized gain or loss on investment securities-available for sale and mortgage-backed securities-available for sale. Retained earnings increased by $3.9 million or 6.1% to $67.7 million at September 30, 2000 from $63.8 million at December 31, 1999. The increase was the result of net income of $5.4 million reduced by dividends of $1.5 million. Treasury stock purchases of $6.5 million were made during the nine months ended September 30, 2000.

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

     The primary use of funds by the Company for the nine months ended September 30, 2000 was the paydown of $22.5 million in borrowings, the purchase of $23.3 million of mortgage-backed securities, held as available-for-sale and the investment of $46.2 million in conventional mortgages. Sources of funds for the nine months ended September 30, 2000 were the $88.1 million in principal and interest payments on conventional mortgage loans, mortgage-backed securities and investments, $5.1 million from the sale of the U.S. Treasury Note, $5.0 million in borrowings and $15.9 million in total deposits.

     The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision ("OTS") regulations. The minimum required liquidity ratio is currently 4.0%. The Association's average liquidity ratio was 8.2% during the three month period ended September 30, 2000. The Association's most liquid assets are cash and short-term investments.

     The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 2000, assets qualifying for liquidity, including cash and investments, totaled $67.6 million.

     At September 30, 2000, the Association's capital exceeded all of the capital requirements of the OTS. The Association's Tangible, Tier I (core) capital (to total assets), Tier I capital (to risk-based assets) and Risk-Based capital (to risk-based assets) ratios were 9.4%, 9.4%, 22.3% and 22.6%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operation for the Nine and Three Months ended September
--------------------------------------------------------------------------------
30, 2000 and 1999.
------------------

General. Net income for the nine months ended September 30, 2000 declined by $566,000 or 9.5% to $5.4 million from $5.9 million for the nine months ended September 30, 1999. The decline can be attributable to the decline in net interest income offset by an increase in other income and decreases in general administrative expenses and income taxes. For the three months ended September 30, 2000, net income was $1.5 million compared to $2.0 million for the three months ended September 30, 1999. The decrease of $484,000 was the result of a decrease in net interest income offset by a decrease in income taxes.

Interest Income. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $3.0 million and $970,000 were made for the nine months and three months ended September 30, 2000, respectively. For the nine and three months ended September 30, 1999, tax equivalent adjustments of $2.8 million and $1.0 million were made, respectively. Interest income for the nine months ended September 30, 2000 increased by $830,000 or 2.0% to $42.4 million from $41.6 million for the nine months ended September 30, 1999. The increase was the result of increases in interest earned on mortgage-backed securities, investment securities and federal funds sold and dividends earned on FHLB stock. Offsetting these increases was a decrease in interest earned on conventional mortgage loans. Interest on mortgage-backed securities for the nine months ended September 30, 2000 was $572,000. The Company had no mortgage-backed securities during 1999. Interest on investment securities was $10.9 million for the nine months ended September 30, 2000 compared to $10.4 million for the nine months ended September 30, 1999. The $452,000 or 4.3% increase can be attributable to a thirty three basis points increase on the average rate earned on investment securities. The average rates for the nine months ended September 30, 2000 and 1999 were 7.00% and 6.67%, respectively. Interest earned on federal funds sold increased by $78,000 or 12.6% to $698,000 for the nine months ended September 30, 2000 from $620,000 for the comparable 1999 period. The increase was the result of the average rate rising to 5.96% for the nine months ended September 30, 2000 compared to 5.28% for the nine months ended September 30, 1999. Dividends earned on FHLB stock increased to $598,000 for the nine months ended September 30, 2000 from $557,000 for the nine months ended September 30, 1999. The $41,000 or 7.4% increase was primarily due to the average rate rising to 6.99% from 6.63% for the nine months ended September 30, 2000 and 1999, respectively. Interest earned on conventional mortgage loans decreased $330,000 or 1.1% to $28.8 million for the nine months ended September 30, 2000 from $29.1 million for the nine months ended September 30, 1999. The decrease was the result of the average rate earned and the average balance on conventional mortgage loans declining for the nine months ended September 30, 2000 from the comparable 1999 period. The average rate earned and the average balance for the nine months ended September 30, 2000 were 7.19% and $534.4 million, respectively. For the nine months ended September 30, 1999, the average rate earned and the average balance were 7.23% and $537.3 million, respectively.

     Interest income for the three months ended September 30, 2000 increased by $350,000 or 2.5% to $14.2 million from $13.8 million for the three months ended September 30, 1999. The increase was the result of increases in interest earned on mortgage-backed securities and conventional mortgage loans offset by a decline in interest earned on federal funds sold. Interest earned on mortgage-backed securities was $358,000 for the three months ended September 30, 2000 compared to zero for the comparable 1999 period. Interest earned on conventional mortgage loans increased by $144,000 or 1.5% to $9.6 million for the three months ended September 30, 2000 from $9.5 million for the three months ended September 30, 1999. The increase was the result of the average balance increasing to $535.2 million from $529.8 million for the three months ended September 30, 2000 and 1999, respectively. In addition, the average rate earned on conventional mortgage loans increased to 7.19% for the three months ended September 30, 2000 from 7.15% for the comparable 1999 period. Interest earned on federal funds sold decreased by $149,000 or 44.9% to $183,000 for the three months ended September 30, 2000 from $332,000 for the three months ended September 30, 1999. The decrease can be primarily attributable to the decline of the average balance to $10.9 million from $23.2 million for the three months ended September 30, 2000 and 1999, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 2000 increased by $2.5 million or 9.2% to $30.0 million from $27.5 million for the nine months ended September 30, 1999. The increase was due mainly to the increase in interest expense on deposits. Interest expense on deposits increased by $2.3 million or 12.7% to $20.3 million for the nine months ended September 30, 2000 from $18.0 million for the nine months ended September 30, 1999. The average rate paid on deposits for the nine months ended September 30, 2000 and 1999 were 5.09% and 4.74%, respectively. The average balance on deposits was $530.5 million and $505.3 million for the nine months ended September 30, 2000 and 1999, respectively.

     Interest expense for the three months ended September 30, 2000 increased by $1.0 million to $10.4 million from $9.4 million for the three months ended September 30, 1999. Again, increases in the average balance and the average rate paid on deposits resulted in the rise of interest expense on deposits.

Net Interest Income. Net interest income decreased to $12.4 million for the nine months ended September 30, 2000 from $14.1 million for the nine months ended September 30, 1999. The decline was the result of interest expenses increasing by $2.5 million while interest income increased by $830,000.

     Similarly, net interest income decreased by $637,000 or 14.3% as the result of interest expense rising more than interest income for the three months ended September 30, 2000 and 1999, respectively.

Provision for Loan Losses. The provision for loan loss was zero for the nine and three months ended September 30, 2000 compared to $90,000 and $30,000 for the nine and three months ended September 30, 1999, respectively. At September 30, 2000, nonperforming assets were $594,000 compared to $659,000 at December 31, 1999. The allowance for loan losses equaled 155.7% of total non-performing assets compared to 140.4% at December 31, 1999. There were no loans charged off during the nine and three months ended September 30, 2000 and 1999. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of September 30, 2000. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of September 30, 2000.

Other Income. Other income for the nine months ended September 30, 2000 increased by $260,000 or 59.0% to $701,000 from $441,000 for the nine months ended September 30, 1999. The increase was the result of increases in gains on sale of securities, miscellaneous income and loan fees and service charges. Gains on sale of securities increased to $138,000 for the nine months ended September 30, 2000 from $45,000 for the nine months ended September 30, 1999. Miscellaneous income increased by $85,000 to $95,000 for the nine months ended September 30, 2000 from $10,000 for the comparable 1999 period. This increase was primarily the result of a gain of $84,000 on the sale of real estate owned in 2000 compared to a loss of $8,000 in 1999. Loan fees and service charges increased by $82,000 or 21.2% to $468,000 for the nine months ended September 30, 2000 from $386,000 for the comparable 1999 period. The increase was due to additional fees earned during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Other income for the three months ended September 30, 2000 decreased by $16,000 as the result of a reduction on income earned on miscellaneous income and loan fees and service charges.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2000 decreased by $574,000 or 12.2% to $4.1 million from $4.7 million for the nine months ended September 30, 1999. The decrease was the result of declines in compensation, payroll taxes and fringe benefits, federal insurance premiums, other expenses and office occupancy expense. Compensation, payroll taxes and fringe benefits decreased by $327,000 or 13.4% to $2.1 million for the nine months ended September 30, 2000 from $2.4 million from the nine months ended September 30, 1999. The decrease was the result of a temporary reduction in employees, the decrease in the cost of employee stock programs due to the decline in the average stock price and an one-time pension expense recorded in the prior year of $100,000. Federal insurance premiums decreased by $144,000 to $81,000 for the nine months ended September 30, 2000 from $225,000 for the nine months ended September 30, 1999. The decrease was due to a decline in the premium rate charged by the Federal Deposit Insurance Company "(FDIC") to Savings Association Insurance Fund ("SAIF") members. Other expenses declined by $66,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The decrease was due to the reduction in costs associated with the Company's annual meetings and other one time non-recurring expenses that were incurred in 1999 offset by an increase in advertising expense of $160,000 in 2000 over the expense in 1999. Office occupancy expense decreased by $43,000 or 10.9% to $351,000 for the nine months ended September 30, 2000 from $394,000 for the nine months ended September 30, 1999. The decrease was due to the decline in expenses associated with the maintenance of buildings and equipment and the reduction in rent due to the Wexford office being purchased in 1999.

     General and administrative expenses for the three months ended September 30, 2000 increased by $26,000 or 1.8%. The increase was the result of increases in other expenses offset by reductions in compensation, payroll taxes and fringe benefits and federal insurance premiums. Other expenses increased by $168,000 or 55.1% to $473,000 for the three months ended September 30, 2000 from $305,000 for the three months ended September 30, 1999. The increase can be attributed to the increase in advertising expense. Compensation, payroll taxes and fringe benefits and federal insurance premiums declined for the same reasons as stated above.

Income Taxes. Tax equivalent income taxes decreased by $206,000 or 5.5% to $3.6 million for the nine months ended September 30, 2000 from $3.8 million for the comparable 1999 period. The decrease was the result of net income before taxes declining to $8.9 million from $9.7 million for the nine months ended September 30, 2000 and 1999, respectively. Tax equivalent adjustments of $3.0 million and $2.8 million were made for the nine months ended September 30, 2000 and 1999, respectively.

     Income taxes for the three months ended September 30, 2000 declined to $1.0 million from $1.2 million for the three months ended September 30, 1999. The decrease again was the result of a decline in net income before taxes. Tax equivalent adjustments of $970,000 and $1.0 million during the respective quarters.

Other Comprehensive Income. The Financial Accounting Standards Board ("FASB") No. 130 established standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

     The following tables set forth the related tax effects allocated to each element of comprehensive income for the nine and three months ended September 30, 2000 and 1999.

                                                  Nine  Months Ended                     Nine Months Ended
                                                    Sept. 30, 2000                         Sept. 30, 1999
                                            ---------------------------           ----------------------------
                                                        Tax         Net-of-                    Tax          Net-of-
                                          Pre-Tax    (Expense)     (Expense)    Pre-Tax     (Expense)      (Expense)
                                          Amount    or Benefit    or Benefit    Amount     or Benefit     or Benefit
                                          -------   ----------    ----------    -------    ----------     ----------
Unrealized gains or losses on securities:
    Unrealized holding gains/(losses)
     arising during the period              $6,880    $(2,677)      $4,203       $(13,089)     $5,113      $(7,976)
    Reclassification adjustment
      for gains realized in net
      income                                     -          -            -            (45)         18          (27)
                                            ------    -------       ------       --------      ------      -------
    Net unrealized gains/(losses)            6,880     (2,677)       4,203        (13,044)      5,095       (7,949)
                                            ------    -------       ------       --------      ------      -------
Other comprehensive income                  $6,880    $(2,677)      $4,203       $(13,044)     $5,095      $(7,949)
                                            ======    =======       ======       ========      ======      =======

                                                 Three  Months Ended                    Three Months Ended
                                                    Sept. 30, 2000                         Sept. 30, 1999
                                            ---------------------------           ----------------------------
                                                        Tax         Net-of-                   Tax-          Net-of-
                                          Pre-Tax    (Expense)     (Expense)    Pre-Tax     (Expense)      (Expense)
                                          Amount    or Benefit    or Benefit    Amount     or Benefit     or Benefit
                                          -------   ----------    ----------    -------    ----------     ----------
Unrealized gains or losses on securities:
    Unrealized holding gains/(losses)
     arising during the period              $2,184    $ (801)       $ 1,383      $ (2,895)     $ 1,131     $ (1,764)
                                            ------    ------        -------      --------      -------     --------
Net unrealized gains/(losses)                2,184      (801)         1,383        (2,895)       1,131       (1,764)
                                            ------    ------        -------      --------      -------     --------
Other comprehensive income                  $2,184    $ (801)       $ 1,383      $ (2,895)     $ 1,131     $ (1,764)
                                            ======    ======        =======      ========      =======     ========

The following tables set forth the component of accumulated other comprehensive income for the nine and three months ended September 30, 2000 and 1999.

                                                                       Nine Months            Nine Months
                                                                          Ended                   Ended
                                                                     Sept. 30, 2000          Sept. 30, 1999
                                                                     --------------          --------------
Beginning Balance                                                       $  (8,931)               $  1,179
Net unrealized gains/(losses) on securities, net of taxes                   4,203                  (7,949)
                                                                        ---------                --------
Ending Balance                                                          $  (4,728)               $ (6,770)
                                                                        =========                ========

                                                                      Three Months            Three Months
                                                                          Ended                   Ended
                                                                     Sept. 30, 2000          Sept. 30, 1999
                                                                     --------------          --------------
Beginning Balance                                                       $  (6,111)               $ (5,006)
Net unrealized gains/(losses) on securities, net of taxes                   1,383                  (1,764)
                                                                        ---------                --------
Ending Balance                                                          $  (4,728)               $ (6,770)
                                                                        =========                ========

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1999 to September 30, 2000. However, the OTS results are not yet available for the quarter ended September 30, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 1999. Also, the Company along with the industry as a whole has seen a narrowing of its interest margin due to the rise in interest rates that has occurred during 2000.

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

                              FIRST BELL BANCORP, INC.
                              (Registrant)




Date: November 10, 2000       /s/ Albert H. Eckert, II
                              ---------------------------------
                              Albert H. Eckert, II
                              President and Chief Executive Officer


Date: November 10, 2000       /s/ Jeffrey M. Hinds
                              ---------------------------------
                              Jeffrey M. Hinds
                              Executive Vice President and
                              Chief Financial Officer (Principal Accounting
                              Officer)