Form 10-K
period 2000-12-31
FIRST BELL BANCORP INC
filed 2001-04-02
CIK 932697

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

      Registrant's telephone number, including area code: (302) 427-7883
       Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $0.01 per share
                               (Title of class)
       Securities registered pursuant to Section 12(g) of the Act: None


          The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes     X        No______.
               -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is, $66,821,527 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 20, 2001.

          As of March 20, 2001, the Registrant had 4,758,360 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX


PART I                                                                                                     PAGE
                                                                                                           ----
Item 1.      Business..................................................................................       1

Item 2.      Properties................................................................................      28

Item 3.      Legal Proceedings.........................................................................      28

Item 4.      Submission of Matters to a Vote of Security Holders.......................................      29

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters...................................................................................      29

Item 6.      Selected Financial Data...................................................................      29

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................................      29

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk.................................      29

Item 8.      Financial Statements and Supplementary Data...............................................      29

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................................................      29

PART III

Item 10.     Directors and Executive Officers of the Registrant........................................      30

Item 11.     Executive Compensation....................................................................      30

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management................................................................................      30

Item 13.     Certain Relationships and Related Transactions............................................      30

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...............................................................................      30

SIGNATURES ............................................................................................      33

PART 1

Item 1.  Business

General

   First Bell Bancorp, Inc (the "Company") was organized by the Board of Directors of Bell Federal Savings and Loan Association of Bellevue (the "Association") for the purpose of acquiring all of the capital stock of the Association issued in connection with the Association's conversion from a mutual to stock form, which was consummated on June 29, 1995 (the "Conversion"). At December 31, 2000, the Company had consolidated total assets of $832.7 million and total equity of $61.6 million. The Company is incorporated under Delaware law and is a savings and loan holding company subject to regulations by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association. All references to the Company include the Association unless otherwise indicated, except that references to the Company prior to June 29, 1995 are to the Association.

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

   The Association is subject to extensive regulation, supervision and examination by the OTS, its primary regulator and the FDIC, which insures its deposits. The Association is a member of the Federal Home Loan Bank ("FHLB").

Private Securities Litigation Reform Act Safe Harbor Statement

         In addition to historical information, this 10-K includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the allowance for loan losses discussion and certain sections of the 2000 Annual Report incorporated herein. The Company's actual results could differ materially from those of management's expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

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

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family, owner-occupied residences, and, to a much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. Mortgage loans are originated to be held in the portfolio. At December 31, 2000, total loans receivable were $536.1 million, of which $507.6 million, or 94.7%, were conventional mortgage loans. Of the conventional mortgage loans outstanding at that date, 91.2% were fixed-rate loans. At December 31, 2000, the loan portfolio also included $12.1 million of residential construction loans; $399,000 of multi-family loans; $15.1 million of residential home equity loans; and $969,000 of other consumer loans. The Association also offers FHA/VA qualifying one- to four-family residential mortgage loans.

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

         Set forth below is a table showing loan origination, purchase and sales activity for the periods indicated.

                                                                                 For the Year Ended December 31,
                                                                         -----------------------------------------------
                                                                           2000                1999               1998
                                                                           ----                ----               ----
                                                                                     (in thousands)
Loan receivable at beginning of period                                   $545,222            $559,846           $596,003

Additions:
      Originations of conventional mortgages(1)(2)                         50,582              82,564             66,825

Reductions:
       Transfer of mortgage loans to foreclosed real estate                    29                 459                201
       Repayments(1)                                                       59,646              96,729            102,781
       Loan sales                                                              --                  --                 --
                                                                         --------            --------           --------

           Total reductions                                                59,675              97,188            102,982
                                                                         --------            --------           --------

           Total loans receivable at end of period                       $536,129            $545,222           $559,846
                                                                         ========            ========           ========

Mortgage-backed securities at beginning of period                        $     --            $     --           $ 31,885

       Purchases                                                           23,073                  --                 --
       Sales                                                                   --                  --             30,255
       Repayments                                                           1,768                  --              1,402
       (Discount Accretion)/Premium amortization                              (34)                 --                228
       Unrealized gain or loss                                                252                  --                 --
                                                                         --------            --------           --------

Mortgage-backed securities at end of period                              $ 21,523            $     --           $     --
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

                                                                                            At December 31. (in thousands)
                                                     2000                       1999                     1998
                                                     ----                       ----                     ----
                                                           Percent of                Percent of               Percent of
                                             Amount        Total       Amount        Total        Amount      Total       Amount
                                             ------        -----       ------        -----        ------      -----       ------
Real estate loans:
   Conventional mortgages                    $507,601      94.68%      $516,514      94.73%       $535,864    95.72%      $568,405
   Residential construction loans              12,087       2.25         16,229       2.98          17,924     3.20         25,563
   Multi family loans                             399       0.07            500       0.09             651     0.12            860
   Second mortgage loans                       15,073       2.82         11,012       2.02           4,508     0.81            268
                                             --------     ------       --------     ------        --------   ------       --------
     Total real estate loans                  535,160      99.82        544,255      99.82         558,947    99.85        595,096

Consumer loans:
   Loans on deposit accounts                      969       0.18            967       0.18             895     0.15            899
   Home improvement loans                           -          -              -          -               4        -              8
                                             --------     ------       --------     ------        --------   ------       --------
     Total consumer loans                         969       0.18            967       0.18             899     0.15            907
                                             --------     ------       --------     ------        --------   ------       --------
Total loans receivable                        536,129     100.00%       545,222     100.00%        559,846   100.00%       596,003
                                                          ======                    ======                   ======
Less:
   Undisbursed portion of loans in process      5,373                     8,652                     10,354                  12,072
   Deferred net loan origination fees           2,020                     2,386                      3,153                   3,822
   Allowance for loan losses                      925                       925                        805                     715
                                             --------                  --------                   --------                --------
     Loans receivable, net                   $527,811                  $533,259                   $545,534                $579,394
                                             ========                  ========                   ========                ========
Mortgage-backed securities
   GNMA                                      $ 12,148      56.44%      $      -          -%       $      -        -%      $ 26,958
   FHLMC                                            -          -              -          -               -        -              -
   FNMA                                         9,375      43.56              -          -               -        -          4,927
                                             --------     ------       --------     ------        --------   ------       --------
     Total mortgage-backed securities        $ 21,523     100.00%      $      -          -%       $      -        -%      $ 31,885
                                             ========     ======       ========     ======        ========   ======       ========
                                                1997                        1996
                                                ----                        ----
                                                   Percent of                       Percent of
                                                   Total           Amount           Total
                                                   -----           ------           -----
Real estate loans:
   Conventional mortgages                          95.37%          $524,867         95.92%
   Residential construction loans                   4.29             19,877          3.63
   Multi family loans                               0.14              1,220          0.22
   Second mortgage loans                            0.05                297          0.06
                                                  ------           --------        ------
     Total real estate loans                       99.85            546,261         99.83

Consumer loans:
   Loans on deposit accounts                        0.15                938          0.17
   Home improvement loans                              -                 11             -
                                                  ------           --------        ------
     Total consumer loans                           0.15                949          0.17
                                                  ------           --------        ------
Total loans receivable                            100.00%           547,210        100.00%
                                                  ======                           ======
Less:
   Undisbursed portion of loans in process                           11,120
   Deferred net loan origination fees                                 4,610
   Allowance for loan losses                                            665
                                                                   --------
     Loans receivable, net                                         $530,815
                                                                   ========
Mortgage-backed securities
   GNMA                                            84.55%          $      -             -%
   FHLMC                                               -                  -             -
   FNMA                                            15.45                  -             -
                                                  ------           --------        ------
     Total mortgage-backed securities             100.00%          $      -              %
                                                  ======           ========        ======

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the portfolio based on their remaining contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $59.6 million, $96.7 million and $102.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                      At December 31, 2000 (in thousands)
                                       --------------------------------------------------------------------------------------------
                                                         More Than     More Than Six   More Than One      More Than   More Than Five
                                        Three Months   Three Months      Months to     Year to Three   Three Years to  Years to Ten
                                           or Less     to Six Months   Twelve Months        Years         Five Years       Years
                                       --------------------------------------------------------------------------------------------
Interest-earning Assets:
   Real estate loans:
      One-to-four-family adjustable-
         rate loans ..................     $    --          $   -          $  --           $   33        $      92       $    157
      One-to-four-family fixed-rate
         loans .......................          38              2             20              984            1,417         47,107
      Residential construction loans            --             --             --               --               --             --
      Multi family....................          28             --              7                7               23            152
     Second mortgage loans............       2,114            103             --            1,408            9,015          2,433
                                           -------          -----          -----           ------        ---------       --------
         Total Real Estate Loans             2,180            105             27            2,432           10,547         49,849


Consumer Loans                                 969             --             --                -               --             --
                                           -------          -----          -----           ------        ---------       --------

         Total loans..................     $ 3,149          $ 105          $  27           $2,432        $  10,547       $ 49,849
                                           =======          =====          =====           ======        =========       ========

                                           -----------------------------
                                             More Than Ten
                                                Years            Total
                                           -----------------------------
Interest-earning Assets:
   Real estate loans:
      One-to-four-family adjustable-
         rate loans...................      $  44,330          $  44,612
      One-to-four-family fixed-rate
         loans........................        413,421            462,989
      Residential construction loans           12,087             12,087
      Multi family....................            182                399
     Second mortgage loans............             --             15,073
                                            ---------          ---------
         Total Real Estate Loans              470,020            535,160


Consumer Loans                                     --                969
                                            ---------          ---------

         Total loans . . . . . . . .        $ 470,020         $  536,129
                                            =========         ==========

     The following table sets forth the dollar amount of all loans and mortgage-backed securities at December 31, 2000 which have fixed or adjustable interest rates, and which are due after December 31, 2001.

                                                 Due After December 31, 2001
                                              ---------------------------------
                                               Fixed      Adjustable    Total
                                               -----      ----------    -----
                                                       (In thousands)
Real estate loans:
  Conventional mortgages....................  $462,989      $44,612    $507,601
  Residential construction..................     2,242        9,845      12,087
  Multi-family..............................       399            -         399
  Second mortgage...........................    13,095        1,978      15,073
Consumer loans..............................         -          969         969
                                              --------     --------    --------

     Total loans............................  $478,725      $57,404    $536,129

Mortgage backed securities..................         -       21,523      21,523
                                              --------      -------    --------
     Total Loans and Mortgage Backed
       Securities...........................  $478,725      $78,927    $557,652
                                              ========      =======    ========

     One to Four-Family Residential Mortgage Lending. The residential mortgage loans are primarily secured by owner-occupied, one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association originates fixed-rate loans and adjustable rate mortgage ("ARM") loans. At December 31, 2000, conventional mortgage loans totalled $507.6 million, or 94.7%, of total loans at such date. Of the Association's conventional mortgage loans secured by one- to four-family residences, $463.0 million, or 91.2%, were fixed-rate loans.

     Originated mortgage loans are held in the loan portfolio and are secured by properties located within the Association's primary market area. Historically, the market interest rates of mortgage loans in the Pittsburgh area have been below national averages. The mortgage loan portfolio has decreased from $544.3 million at December 31, 1999 to $535.2 million at December 31, 2000.

     The Association from time to time purchases one- to four-family mortgage loans and loan participations. A number of these loans are secured by properties located outside the Association's market area, such as other regions of Pennsylvania, California, Illinois, Maryland, New York, Texas, Virginia, Utah, North Carolina, Tennessee and Georgia. The Association did not purchase any mortgage loans or participations in 2000. At December 31, 2000, the Association had $12.1 million in purchased mortgage loans and loan participations serviced by others, totalling 2.3% of the total loan portfolio at that date, primarily secured by one- to four-family residences. The Association intends to continue purchasing loans to supplement reduced loan demand as needed. Loans purchased generally must meet the same underwriting criteria as loans originated by the Association.

     In 2000, 1999, and 1998, the Association did not participate in any sales of conventional mortgage loans. Most of the loan portfolio is underwritten in conformity with Federal National Mortgage Association ("FNMA") secondary market requirements. Although the Association has been approved by FNMA to sell loans in the secondary market, there is no assurance that the Association will be able to originate loans for sale in the secondary market or, that if originated, such loans will be sold in the secondary market in the future. Should the Association decide to sell mortgage loans in the future, the lower interest rates on such loans, characteristic of the Pittsburgh market, may tend to diminish the demand for such loans in the secondary market.

     In 2000, the maximum loan to value ratio on Adjustable Rate Loans was increased to 90%. On all other conventional mortgages with the exception of Community Reinvestment Act ("CRA") loans, the maximum loan-to-value ratio is 80%. If the loan to value ratio exceeds 80%, private mortgage insurance is purchased to bring the Company's exposure at or below 80%. As a result, a majority of borrowers are previous homeowners, whom the Association believes to be relatively stable borrowers. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans. One-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the portfolio generally include due-on-sale clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Association's policy to enforce due-on-sale clauses. The residential mortgage loans originated are generally for terms to maturity from 15 to 30 years. At December 31, 2000, the maximum one-to four-family loan amount is $600,000, unless otherwise approved by the Board of Directors.

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

     The volume and types of ARM loans originated are affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In 2000, of the $42.6 million, of conventional mortgage and constructions loans originated, $30.5 million were adjustable rate mortgages. Although ARM loans will continue to be offered, there can be no assurance that in the future ARM loans will be originated in sufficient volume to constitute a significant portion of the loan portfolio.

     In an effort to provide financing for low and moderate income home buyers, additional single family residential mortgage loans are offered to moderate income borrowers and residents of CRA neighborhoods, with terms of up to 30 years. Such loans must be secured by a single family, owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and expenses. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its CRA loans, a lower rate of return is expected on such loans, as compared to other residential mortgage loans. For the years ended December 31, 2000, 1999 and 1998, the Association originated 35, 47, and 43 loans under the CRA loan program, with aggregate dollar amounts of $2.1 million, $2.8 million, and $2.0 million, respectively.

     Residential Construction Loans. The Association originates loans for the construction of one-to four-family residential properties. Such loans are made on contract directly to the home buyer. Residential construction loans are subject to the same maximum loan amounts as conventional mortgage loans. Residential construction loans are made for terms of up to one year, at which time the loans convert to permanent conventional mortgage financing. Residential construction loans are generally offered at the Association's prevailing interest rate. An additional fee may be charged for construction servicing. Advances are made to builders as phases of construction of the property are completed. As of December 31, 2000, the Association's residential construction loans totaled $12.1 million, or 2.3% of the total loan portfolio. Of these construction loans, $5.4 million had been committed but were undisbursed as of that date.

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

     Multi-Family Loans. In prior years, the Association also originated multi-family loans. As of December 31, 2000, the Association's total loan portfolio contained 10 multi-family loans, totalling $399,000, or 0.1%, of total loans. Since 1991, the Association has not originated any multi-family mortgage loans. In the future, the Association may originate a limited number of multi-family loans on a case-by-case basis.

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

     Second Mortgage Loans. During 1998, the Association began offering home equity installment and line of credit loans to homeowners in its lending territory. Home equity installment loans are underwritten for a fixed rate with a five year term or an adjustable rate ten year term in which the rate adjusts after the fifth year based on the prime rate. Line of credit loans can be drawn on for ten years and paid back in twenty years and are based on the prime rate. The Association offers second mortgage loans with maximum combined loan-to-value ratios of up to 80%. During 2000 the Association originated 293 home equity installment and line of credit loans totalling $7.9 million. At December 31, 2000, the Association had $15.1 million or 2.8% of total loans in second mortgage loans.

     Consumer Loans. The Association also offers secured consumer loans. At December 31, 2000, the Association's consumer loans totalled $969,000, or 0.2% of the Association's total loan portfolio, all of which were secured by deposit accounts.

     Loan Servicing and Loan Fees. Servicing on all loans that have been sold has been retained. Fees are received for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2000, the Association was servicing $16.5 million of loans for others. Loan servicing income was $6,000. $7,000 and $9,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Association also receives income in the form of service charges and other fees on loans. For the years ended December 31, 2000, 1999 and 1998, the Association earned $167,000, $142,000 and $198,000, respectively, in loan related service charges and other fees.

     Mortgage-backed Securities. As of December 31, 2000, the Association had $21.5 million in mortgage backed securities. These securities consisted of three Government National Mortgage Association ("GNMA"), adjustable rate securities, with a fair value of $12.1 million and four Federal National Mortgage Association ("FNMA"), adjustable rate securities, with a fair value of $9.4 million. These securities are classified as available-for-sale. At December 31, 1999 and 1998, the Association had no mortgage-backed securities. The Association may invest in mortgage-backed securities in the future to offset any significant decrease in demand for one- to four-family loans.

     Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Association's Loan Committee. All mortgage loans must be approved by the Loan Committee. As of December 31, 2000, any loan application over $600,000 must be approved by the Board of Directors.

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

Delinquent Loans. At December 31, 2000, 1999 and 1998, delinquencies in the loan portfolio were as follows:



                                               At December 31, 2000                             At December 31, 1999
                               --------------------------------------------------- -------------------------------------------------
                                       60 - 89 Days            90 Days or More            60 - 89 Days          90 Days or More
                               --------------------------  ----------------------- ------------------------  -----------------------
                                               Principal               Principal                 Principal              Principal
                                   Number of  Balance of    Number of  Balance of     Number of  Balance of   Number of Balance of
                                     Loans       Loans       Loans       Loans         Loans      Loans        Loans      Loans
                                     -----       -----       -----       -----         -----      -----        -----      -----
                                                    (Dollars in thousands)                       (Dollars in thousands)
Conventional mortgage loans....        10           $405         13       $565              2      $127           7        $269
Multi-family loans.............        --             --         --         --             --        --          --          --
Consumer loans.................        --             --         --         --             --        --          --          --
                                   -------        ------      -----      -----          -----     -----      ------      ------
     Total loans...............        10           $405         13      $ 565              2      $127           7        $269
                                   =======        ======      =====      =====          =====     =====      ======      ======

Delinquent to total loans......                     0.08%                 0.11%                    0.02%                   0.05%
                                                  ======                 =====                    =====                  ======

                                                                                        At December 31, 1998
                                                             -----------------------------------------------------------------------
                                                                       60 - 89 Days                            90 Days or More
                                                             ----------------------------------     --------------------------------
                                                                                Principal                              Principal
                                                              Number of         Balance of           Number of         Balance of
                                                               Loans              Loans               Loans               Loans
                                                               -----              -----               -----                -----
                                                                                   (Dollars in thousands)
                   Conventional mortgage loans.........          3                    $156                 7                $498
                   Multi-family loans..................         --                      --                --                  --
                   Consumer loans......................         --                      --                --                  --
                                                             -----                 -------             -----               -----
                        Total loans....................          3                    $156                 7                $498
                                                             =====                 =======             =====               =====

                   Delinquent loans to total loans.....                               0.03%                                 0.09%
                                                                                   =======                                 =====

          Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-accrual mortgage and other loans and real estate owned ("REO"). Interest is not accrued on loans past due 90 days or more. The Association had $29,000 in real estate owned and no in substance foreclosures at December 31, 2000. During the years ended December 31, 2000, 1999 and 1998, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, totalled $32,000, $6,000, and $32,000, respectively. Interest income recorded on non-accrual loans was $33,000, $8,000, and $18,000 for each of the years ended December 31, 2000, 1999 and 1998, respectively.


                                                                   At December 31,
                                              ----------------------------------------------------------------
                                                 2000       1999         1998          1997         1996
                                              ----------------------------------------------------------------
                                                                 (Dollars in Thousands)
Non-accrual delinquent mortgage loans........   $565        $ 269        $498         $634        $400
Non-accrual delinquent other loans...........     --           --          --           --          --
                                              ------     --------    --------     --------     -------
  Total non-performing loans.................   $565          269         498          634        400
Real estate owned............................     29          390          82           --         229
                                              ------     --------    --------     --------     -------
  Total non-performing assets................   $594        $ 659        $580         $634        $629
                                              ======     ========    ========     ========     =======
Total non-performing loans to total loans....   0.11%        0.05%       0.10%        0.11%      0.08%
Total non-performing assets to total assets..   0.07%        0.08%       0.08%        0.09%      0.10%

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

          At December 31, 2000, classified assets totaled $594,000, or 0.07% of total assets, and consisted of real estate owned property and seven conventional mortgage loans classifed as "Substandard".

          Allowance for Loan Losses, Investments in Real Estate and Real Estate Owned. The allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the condition of the local economy in the Company's market area. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to cover losses inherent in the portfolio as of December 31, 2000. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, such as a material increase in the balance of the loan portfolio.

The following table sets forth the allowance for loan losses at the dates indicated.



                                                                       For the Years Ended December 31,
                                                      --------------------------------------------------------------
                                                        2000        1999         1998         1997          1996
                                                      ---------   ----------   ----------   ----------   -----------
                                                                               (in thousands)
Allowance for loan losses:
Balance at beginning of period..................          $925         $805        $715          $665         $575
Charge-offs:
    Conventional mortgages......................            --           --          --            --           --
    Residential construction....................            --           --          --            --           --
    Multi-family................................            --           --          --            --           --
    Consumer....................................            --           --          --            --           --
                                                      --------    ---------    --------     ---------    ---------
      Total charge-offs.........................            --           --          --            --           --
Total recoveries................................            --           --          --             5           --

Provision for (recovery of) loan losses                     --          120          90            45           90
                                                      --------    ---------    --------     ---------    ---------
Balance at end of period(1).....................          $925         $925        $805          $715         $665
                                                      ========    =========    ========     =========    =========
Ratio of net charge-offs during the period to
average loans outstanding during the period.....           --%          --%         --%           --%          --%
Ratio of allowance for loan losses to total
loans at the end of  the period.................         0.18%        0.17%       0.15%         0.12%        0.13%
Ratio of allowance for loan losses to
non-performing assets at the end of the period..          1.56x        1.40x       1.39x         1.13x        1.06x

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


Investment Activities

         As a member of the FHLB System, the Association is required to maintain liquid assets at minimum levels which vary from time to time. The Association increases or decreases its liquid investments depending on the availability of funds, the comparative yields on liquid investments in relation to the return on loans and in response to its interest rate risk management. To meet liquidity obligations, federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Association's liquid investments primarily consist of federal funds sold, U.S. Government securities, federal agency securities and interest-bearing deposits. Historically, the Association has maintained its liquid assets at levels well above the minimum regulatory requirements. At December 31, 2000, $79.0 million, or 9.5%, of the Association's total assets were invested in liquid assets.

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

         Investment Securities. OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The Association's investment policy provides for "held for investment" and "available for sale" portfolios. Although the Association's investment policy allows that some investments and loans will qualify to be held-to-maturity, the policy allows the sale of investments in certain specific instances, such as when the quality of an asset deteriorates, or when regulatory changes require that an asset be disposed. At December 31, 2000, the Association had total investments of $224.6 million, all of which were classified as available-for-sale. The investments classified as available-for-sale consisted of $197.2 million in municipal securities, $11.0 million in collateralized mortgage obligations ("CMO's") $5.0 million in Federal Home Loan Bank Bonds, $11.4 million in Federal Home Loan Bank Stock and $4,000 in stock of FNMA.

         The following table sets forth certain information regarding the carrying and market values of the portfolio of investment securities available-for-sale and held-to-maturity at the dates indicated:


                                                                                    At December 31,
                                                     -----------------------------------------------------------------------------
                                                              2000                     1999                     1998
                                                     ------------------------------------------------   --------------------------
                                                      Carrying    Market        Carrying     Market       Carrying     Market
                                                       Value       Value          Value       Value         Value       Value
                                                     ---------   --------        --------  -----------  -----------  -------------
                                                                                    (In thousands)
Investment securities:
   Municipal securities...........................     $199,196     $197,186        $199,141   $184,768      $118,986     $118,986
   U.S. Treasury securities.......................           --           --           4,985      5,167         9,976       10,677
   Collateralized mortgage obligations............       11,037       11,044          12,902     12,761        17,691       17,691
   FHLB bond......................................        5,000        5,000           5,000      4,853            --           --
   Other investments..............................            4            4               4         75             4           89
   FHLB Stock.....................................       11,400       11,400          11,400     11,400         9,000        9,000
                                                     ----------    ---------       ---------  ---------    ----------   ----------
     Total investments............................     $226,637    $ 224,634        $233,432   $219,024      $155,657     $156,443
                                                     ==========    =========       =========  =========    ==========   ==========

         The following table sets forth the carrying values, market values and average yields for the Association's available for sale investment portfolio (excluding $11.4 million in FHLB stock and $4,000 in FNMA stock) by maturity, call date or repricing date, whichever is first, at December 31, 2000, (dollars in thousands).


                             One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years  Total Securities
                             ----------------    -----------------   -----------------   -------------------  ----------------
                                       Weighted            Weighted             Weighted           Weighted            Weighted
                             Carrying  Average   Carrying  Average    Carrying  Average   Carrying  Average  Carrying   Average
                               Value    Yield      Value    Yield      Value    Yield       Value    Yield     Value     Yield
                             --------- --------- --------- --------   --------- -------   --------- -------- --------- ---------
Investment Securities:
Muncipal securties          $ 1,523    4.31%    $177,888    4.54%    $16,612    4.54%     $3,173    4.44%    $199,196    4.54%
Collateralized
  Mortgage Obligations      $ 6,069    7.76%    $  4,968    6.50%         --      --          --      --     $ 11,037    7.19%
FHLB bond                   $ 5,000    8.00%          --      --          --      --          --      --     $  5,000    8.00%


Sources of Funds

         General. The lending and investment activities are predominantly funded by savings deposits, borrowings, interest and principal payments on loans and other investments and loan origination fees.

         Deposits. Deposits serve as the predominant source of funds. The Association offers interest rates on deposits that are competitive in the Greater Pittsburgh market area to maintain a strong depositor base. Deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. The Association relies on its competitive pricing policies and customer service to maintain deposit growth. The Association has produced an overall increase in total deposits of 10.9%, from $483.9 million at December 31, 1996 to $536.7 million at December 31, 2000. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

         The following table presents the deposit activity for the periods indicated.

                                                                    For the Years Ended December 31,
                                                        --------------------------------------------------------
                                                             2000               1999                1998
                                                        ----------------  ------------------  ------------------
                                                                            (In thousands)
Deposits.............................................         $817,448           $740,561            $701,925
Withdrawals..........................................          808,601            737,891             716,621
                                                            ----------         ----------           ---------
Net increase (decrease) before interest credited.....            8,847              2,670             (14,696)
Interest credited....................................           15,907             14,133              14,769
                                                            ----------          ---------           ---------
Net increase in deposits.............................         $ 24,754           $ 16,803            $     73
                                                            ==========          =========           =========

         The following table indicates the amount of the certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2000.

                                                              Amount
                                                       ----------------------
                                                          (In thousands)
Maturity Period:
   Three months or less...........................            $ 6,062
   Over three through six months..................              8,296
   Over six through 12 months.....................             19,940
   Over 12 months.................................             11,364
                                                              -------
      Total.......................................            $45,662
                                                              =======

         The following table sets forth the distribution of the average daily balance of deposit accounts and borrowings for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.


                                                                                       Year Ended December 31,
                                       ----------------------------------------------------------------------------------
                                                        2000                                      1999
                                       ---------------------------------------  -----------------------------------------
                                                                    Weighted                                     Weighted
                                                                    Average                                       Average
                                         Average                    Nominal        Average                        Nominal
                                         Balance      Interest       Rate          Balance        Interest         Rate
                                       ------------  -----------  -------------  -------------  --------------  ---------
                                                                                           (in thousands)
Money market and NOW
  deposits..........................      $ 83,044       $1,637          1.97%        $53,508         $ 1,404       2.62%

Savings deposits....................        59,000        2,737          4.64          85,151           3,021       3.55

Certificates of deposit.............       389,054       23,256          5.98         356,439          19,751       5.54

Borrowings..........................       221,960       13,047          5.88         230,335          12,886       5.59
                                           -------       ------          ----        --------         -------      -----

    Total interest-bearing
      liabilities...................      $753,058      $40,677          5.40%       $725,433         $37,062       5.11%
                                          ========      =======                      ========         =======

                                      -----------------------------------
                                                     1998
                                      -----------------------------------
                                                                Weighted
                                                                 Average
                                         Average                 Nominal
                                         Balance     Interest     Rate
                                      ------------  ---------- ----------
Money market and NOW
  deposits..........................      $ 47,945     $ 1,147      2.39%

Savings deposits....................        82,136       2,480      3.02

Certificates of deposit.............       362,720      21,186      5.84

Borrowings..........................       142,481       8,031      5.64
                                          --------     -------      ----

    Total interest-bearing
      liabilities...................      $635,282     $32,844      5.17%
                                          ========     =======

      The following table presents the amount of certificate accounts outstanding based upon original contractual periods to maturity and contracted rates, at December 31, 2000, and based upon contracted rates, at December 31, 1999 and 1998.

                                                       December 31, 2000                                  At December 31,
                      -----------------------------------------------------------------------------   -----------------------
                        Less     One to      Two to      Three     Four to     Five to       Total
                        Than       Two       Three      to Four      Five        Ten        December
                      One Year    Years      Years       Years      Years       Years       31, 2000       1999         1998
                      ---------  ---------  ----------  ---------  ---------  -----------   ---------   ----------   ----------
                                                                   (In thousands)
Certificate Accounts:

  3.00% to 5.50%..... $     18   $ 11,802     $12,905     $1,050    $ 4,180      $   676    $ 30,631     $217,751     $175,279
  5.501% to 6.00%....    9,474     28,554      14,931      1,241     16,992        2,364      73,556      119,707      123,361
  6.001% to 6.50%....   74,636     19,042       2,360        347      8,331        5,848     110,564       29,773       47,976
  6.501% to 7.50%....   69,327     82,687      14,701        835      5,910       14,912     188,372       14,350       16,779
  7.501% to 8.50%....       --         --          --         --         --        2,346       2,346        2,750        2,806
  8.501% to 9.50%....       --         --          --         --         --           --          --        2,033        2,887
  9.501% to 10.50%...       --         --          --         --         --           --          --           --          298
                      --------   --------     -------     ------    -------      -------    --------     --------     --------
                      $153,455   $142,085     $44,897     $3,473    $35,413      $26,146    $405,469     $386,364     $369,386
                      ========   ========     =======     ======    =======      =======    ========     ========     ========

Borrowings

        Borrowings are used in conjunction with deposits in funding the operating and investment activity of the Company. At December 31, 2000, the Company had borrowings of $219.3 million. Of these borrowings, $208.0 million are held at the Association level and the remaining $11.3 is held at the Company level. All of the Association's borrowings have an original contractual maturity of ten years. However, every six months the FHLB has the option to convert $70 million of these borrowings to an adjustable rate based on the three month Libor. If the FHLB elects to convert the borrowings to an adjustable rate, the borrowings can be repaid without penalty. The balance of the Association's borrowings, $138 million carry a fixed interest rate for the first five years. On the fifth anniversary date the FHLB has the option to convert these borrowings to an adjustable rate base on three month Libor. Again, if the FHLB elects to convert the borrowings to adjustable rates, the borrowing can be repaid without penalty. If the borrowings are not converted to an adjustable rate, the rate remains fixed at the current contractual rate for the remaining five years of the borrowings. The weighted average rate on these borrowings is 5.73%. The Association had a short-term borrowing of $20,000 with the FHLB which matured in January 2000 and was paid in full. The borrowings are secured by the assets of the Association. The Company has an adjustable rate term loan of $11.3 million The interest rate on this term loan adjusts quarterly based on the three month labor rate, plus 150 basis points. The rate on this loan as of December 31, 2000, is 8.26%. These borrowings are secured by the assets of the Company.

Subsidiary Activities

        The Association does not maintain any subsidiaries.

                          REGULATION AND SUPERVISION

General

        As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB System and, with respect to deposit insurance, the SAIF managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

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

Acquisition of The Holding Company.

        Under the Federal Change in Bank Control Act ("CIBCA") a notice must be submitted to the office of Thrift supervision ("OTS") if any person (including a Company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found the acquisition will not result in a change of control of the Company. Under CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial an managerial resources of the acquiror and the anti-trust effects of the acquisition. Any Company that so acquires control would then be subject to regulation as a Savings and Loan Holding Company.

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

        Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not as principal permissible for a national bank.

        The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

        The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2000, the Association met each of its capital requirements.

        The following table presents the Association's capital position at December 31, 2000.

                                                           Excess                  Capital
                                                                                   -------
                      Actual          Required          (Deficiency)        Actual        Required
                      ------          --------          ------------        -----         --------
Tangible               $79,402         $12,651         $66,751               9.41%          1.50%
Core                    79,402          33,727          45,675               9.41           4.00
(Leverage)
Risk-based              80,327          27,804          52,523              23.11           8.00


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

        Insurance of Deposit Accounts. The Association is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

        In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 2.07 basis points.

        The Association's assessment rate for fiscal 2000 was 0.52 basis points and the premium paid for this period was $108,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

        Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At December 31, 2000, the Association's limit on loans to one borrower was

$11.9 million and the Association's largest aggregate outstanding balance of loans to one borrower was $495,000.

        QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to either qualify as a "Domestic Building and Loan Association" under the Internal Revenue Code or to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

        A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Association maintained 76.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

        Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (e.g., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Liquidity. During 2000 the Association was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Recent legislation eliminated the statutory liquidity requirement.

        Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 2000 totalled $152,000.

        Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

        The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law also limits both the individual and aggregate amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

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

Federal Home Loan Bank System

        The Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $11.4 million.

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

Federal Reserve System

        The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:
a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Association complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For its 2000 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-year taxable period beginning with the first taxable year after 1995, subject to a two-year suspension if the "residential loan requirement" is satisfied.

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

     Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the

Association will incur an additional tax liability of approximately $600,000 over the next three years.

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

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI"), which directly and indirectly taxes certain items as tax preferences (e.g. tax exempt interest income), at a rate of 20%. In 2000 and 1999, due to the Company's level of tax exempt interest income, the Company paid alternative minimum tax of $994,000 and $684,000, respectively. These payments are subsequently treated as minimum tax credits which have an indefinite carryforward period and can be used to reduce future regular tax liabilities of the Company.

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

Personnel

     As of December 31, 2000, the Association had 51 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.

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

Item 3. Legal Proceedings

     Neither the Company nor its subsidiary is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of the operations of the Association.

Item 4.  Submission of Matters to a Vote of Security Holders

     None


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on page 48 in the Registrant's 2000 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the dividend restrictions for Registrant's common stock appears under Note 12 to the "Notes to Consolidated Financial Statements Years Ended December 31, 2000, 1999 and 1998" on pages 35 and 36 in the Registrant's 2000 Annual Report to stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The above-captioned information appears under "Selected Financial and Other Data of the Company" in the Registrant's 2000 Annual Report to Stockholders on pages 1 and 2 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders on pages 7 through 21 and is incorporated herein by reference.

Item 7.a. Quantitative and Qualitative Disclosure About Market Risks

     The above-captioned information appears under the heading "Interest Rate Sensitivity" in the registrant's 2000 Annual Report to Stockholders on pages 10 through 13 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of First Bell Bancorp, Inc. and its subsidiary, together with the report thereon by Deloitte & Touche LLP appears in the Registrant's 2000 Annual Report to Stockholders on pages 23 through 45 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2001, at pages 4 through 7.

Item 11. Executive Compensation

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2001, at pages 7 through 13 (excluding the Compensation Committee Report and Stock Performance Graph).

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2001, at pages 4 through 6.

Item 13. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2001, at page 13.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to Stockholders.

                                                                       PAGE

     Independent Auditors Report...................................     23

     Consolidated Balance Sheets for the
       December 31, 2000 and 1999..................................     24

     Consolidated Statements of Income for the

       Years Ended December 31, 2000, 1999 and 1998...................  25

     Consolidated Statements of Comprehensive Income(Loss) for the
       Years Ended December 31, 2000, 1999 and 1998...................  26

     Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended December 31, 2000, 1999 and 1998...........  27

     Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2000, 1999 and 1998...................  28

     Notes to Consolidated Financial Statements for the
       Years Ended December 31, 2000, 1999 and 1998...................  29-45

     The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a)  The following exhibits are filed as part of this report.
          3.1   Certificate of Incorporation of First Bell Bancorp, Inc.*
          3.2   Bylaws of First Bell Bancorp, Inc.*
          4.0   Stock Certificate of First Bell Bancorp, Inc.*
          4.2   Shareholder Rights Plan.**
         10.1   First Bell Bancorp, Inc. 1996 Master Stock Option Plan***
         10.2 Bell Federal Savings and Loan Association of Bellevue Master Stock Compensation Plan***
         10.5 Form of Bell Federal Savings and Loan Association of Bellevue Supplemental Executive Retirement Plan*
         10.6 Employment Agreement between First Bell Bancorp, Inc. and certain executive officers, including Messrs. Eckert and Hinds
                ****
         10.7 Employment Agreement between Bell Federal Savings and Loan Association of Bellevue and certain executive officers, including Messrs. Eckert and Hinds ****
         11.0   Computation  of earnings per share (filed  herewith)
         13.0 Portions of the 2000 Annual Report to Stockholders (filed herewith)
         21.0 The wholly owned subsidiary of the Company is Bell Federal Savings and Loan Association of Bellevue, Pittsburgh, Pennsylvania
         23.0   Consent of Independent Accountant (filed herewith)
         99.0 Proxy Statement for 2001 Annual Meeting of Stockholders to be held on April 30, 2001 and previously filed on March 30, 2001 is herein incorporated by reference

____________________________
* Incorporated herein by reference into this document from the Exhibits to the Form S-1, Registration Statement, originally filed on November 9, 1994, as amended and declared effective on May 9, 1995, Registration No. 33-86160.
** Incorporated herein by reference into this document from the exhibits to the Form 8K originally filed on November 20, 1998.

*** Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement originally filed on November 9, 1994 as amended and declared effective on May 9, 1999, Registration No. 33-86160.
**** Incorporated herein by reference into this document from the Exhibits to the December 31, 1998 Form 10K originally filed on March 30, 1999

     (b)  Reports on Form 8-K
          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     April 2, 2001                 By: /s/ Albert H. Eckert II
      ------------------------              -----------------------------------
                                        Albert H. Eckert II,
                                        President, Chief Executive Officer
                                        and Director

Date:     April 2, 2001                 By: /s/ Jeffrey M. Hinds
      ------------------------              -----------------------------------
                                        Jeffrey M. Hinds
                                        Executive Vice President, Chief
                                        Financial Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Albert H. Eckert, II          President, Chief Executive     April 2, 2001
-------------------------------   Officer and Director           --------------
Albert H. Eckert, II


/s/ Jeffrey M. Hinds              Executive Vice President,      April 2, 2001
-------------------------------   Chief Financial Officer and    --------------
Jeffrey M. Hinds                  Director



/s/ Thomas J. Jackson, Jr.        Director                       April 2, 2001
-------------------------------                                  --------------
Thomas J. Jackson, Jr.


/s/ Robert C. Baierl              Secretary and Director         April 2, 2001
-------------------------------                                  --------------
Robert C. Baierl


/s/ William S. McMinn             Vice President and             April 2, 2001
-------------------------------   Director                       --------------
William S. McMinn

/s/ Peter E. Reinert              Director                       April 2, 2001
-------------------------------                                  --------------
Peter E. Reinert


/s/ Jack W. Schweiger             Director                       April 2, 2001
-------------------------------                                  --------------
Jack W. Schweiger


/s/ Theodore R. Dixon             Director                       April 2, 2001
-------------------------------                                  --------------
Theodore R. Dixon