Form 10-Q
period 2001-03-31
FIRST BELL BANCORP INC
filed 2001-05-15
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -----------------------

                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       251752651
-------------------------------------------------------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)



300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE                 19801
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,758,360 shares of common stock, par value $.01 per share, were outstanding as of May 6, 2001.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                  PAGE
                                                                                  ----
PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets March 31, 2001
               and December 31, 2000 (unaudited).................................    4

               Consolidated Statements of Income for the Three
               Months Ended March 31, 2001 and 2000
               (unaudited).......................................................    5

               Consolidated Statements of Comprehensive Income for the
               Three Months Ended March 31, 2001 and 2000 (unaudited)............    6

               Consolidated Statements of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2001 and 2000 (unaudited)....    7

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2001 and 2000 (unaudited).........................    8

               Notes to Unaudited Consolidated Financial Statements for the Three
               Months Ended March 31, 2001 and 2000 (unaudited)..................   10

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................   12

     Item 3    Quantitative and Qualitative Disclosure About Market Risk.........   16

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings.................................................   17

     Item 2    Changes in Securities.............................................   17

     Item 3    Defaults Upon Senior Securities...................................   17

     Item 4    Submission of Matters to a Vote of Security Holders...............   17

     Item 5    Other Information.................................................   17

     Item 6    Exhibits and Reports on Form 8-K..................................   17

SIGNATURES.......................................................................   18


                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)




                                                                      MARCH 31,            DECEMBER 31,
                                                                        2001                   2000
ASSETS                                                                ---------            ------------
------                                                               (unaudited)
Cash and cash equivalents:
 Cash on-hand                                                          $    806              $    988
 Non-interest-bearing deposits                                            5,737                 2,113
 Interest-bearing deposits                                               52,911                37,408
                                                                       --------              --------
   Total cash                                                            59,454                40,509

Federal funds sold                                                        6,425                 6,425
Investment securities available-for-sale at fair value (cost of $241,205 and $215,237
at March 31, 2001 and December 31, 2000, respectively)                  242,235               213,234
Mortgage-backed securities available-for-sale at fair value
 (cost $21,271 at December 31, 2000)                                          -                21,523
Conventional mortgage loans - net of allowance for loan
 losses of $925 at March 31, 2001  and December 31, 2000,
 respectively                                                           495,500               526,842
Other loans, net                                                            986                   969
Real estate owned                                                             -                    29
Premises and equipment, net                                               3,608                 3,682
Federal Home Loan Bank stock, at cost                                    11,400                11,400
Accrued interest receivable                                               5,790                 5,383
Deferred tax asset                                                          602                 1,232
Prepaid income taxes                                                          -                   152
Other assets                                                             22,362                 1,300
                                                                       --------              --------
 Total assets                                                          $848,362              $832,680
                                                                       ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
 Passbook, club and other accounts                                     $ 72,655              $ 69,607
 Money market and NOW accounts                                           64,627                61,609
 Certificate accounts                                                   409,594               405,469
                                                                       --------              --------
   Total deposits                                                       546,876               536,685

Borrowings                                                              218,000               219,250
Advances by borrowers for taxes and insurance                            11,533                10,993
Accrued interest on deposits                                              3,521                   869
Accrued interest on borrowings                                            1,140                 1,183
Income taxes payable                                                         59                     -
Dividend payable on common stock                                            549                   490
Other liabilities                                                         2,294                 1,590
                                                                       --------              --------
 Total liabilities                                                      783,972               771,060
                                                                       --------              --------
Stockholders' equity:

 Preferred stock, ($0.01 par value; 2,000,000 shares
  authorized; no shares issued or outstanding)                                -                     -
 Common stock ($0.01 par value; 20,000,000 shares authorized;
  8,596,250 issued; 4,758,360 outstanding at March 31, 2001 and
  December 31, 2000; one stock right per share)                              86                    86
 Paid-in capital                                                         62,636                62,556
 Unearned ESOP shares (487,677 and 495,807 shares at March 31, 2001
  and December 31, 2000, respectively)                                   (3,449)               (3,507)
 Unearned MRP shares (210,727 shares at March 31, 2001 and
  December 31, 2000)                                                     (2,937)               (2,937)
 Treasury stock (3,837,890 shares March 31, 2000 and
  December 31, 2000)                                                    (62,030)              (62,030)
 Accumulated other comprehensive income (loss), net of taxes                439                (1,067)
 Retained earnings                                                       69,645                68,519
                                                                       --------              --------
  Total stockholders' equity                                             64,390                61,620
                                                                       --------              --------

  Total liabilities and stockholders' equity                           $848,362              $832,680
                                                                       ========              ========

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                         THREE            THREE
                                                         MONTHS           MONTHS
                                                         ENDED            ENDED
                                                     MARCH 31, 2001   MARCH 31, 2000
                                                     --------------   --------------
Interest income:
 Conventional mortgage loans                                $ 9,164            9,556
 Interest-bearing deposits                                      593              223
 Mortgage-backed securities                                     136               46
 Federal funds sold                                              93              291
 Investment securities                                        2,773            2,670
 Other loans                                                     17               17
 Federal Home Loan Bank stock                                   178              192
                                                            -------          -------
  Total interest and dividend income                         12,954           12,995

 Interest expense on deposits                                 7,534            6,427
 Interest expense on borrowings                               3,179            3,245
                                                            -------          -------
  Total interest expense                                     10,713            9,672

  Net interest income                                         2,241            3,323

Provision for loan losses                                         -                -
                                                            -------          -------

  Net interest income after provision
  for loan losses                                             2,241            3,323

Other income:
 Loan fees and service charges                                  285              158
 Gain on sale of securities and loans                           402                -
 Miscellaneous income                                           164               88
                                                            -------          -------
  Total other income                                            851              246
                                                            -------          -------

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits                657              729
 Federal insurance premiums                                      26               26
 Office occupancy expense, excluding depreciation               148              117
 Depreciation                                                    76               71
 Computer services                                               80               70
 Other expenses                                                 250              325
                                                            -------          -------
  Total general and administrative expense                    1,237            1,338
                                                            -------          -------

Income before provision for income taxes                      1,855            2,231
                                                            -------          -------

Provision for income taxes:
 Current:
  Federal                                                       290              223
  State                                                         205               41
 Deferred credit                                               (315)              (2)
                                                            -------          -------
Total provision for income taxes                                180              262
                                                            -------          -------

 Net income                                                 $ 1,675          $ 1,969
                                                            =======          =======

Basic earnings per share                                      $0.41            $0.46
                                                            =======          =======
Diluted earnings per share                                    $0.40            $0.44
                                                            =======          =======
Weighted average shares outstanding-Basic                     4,055            4,322
                                                            =======          =======
Weighted average shares outstanding-Diluted                   4,186            4,475
                                                            =======          =======

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)
                                (in thousands)



                                                      THREE            THREE
                                                      MONTHS           MONTHS
                                                      ENDED            ENDED
                                                  MARCH 31, 2001   MARCH 31, 2000
                                                  ---------------  ---------------
Net income                                              $1,675           $1,969
                                                        ------           ------

Unrealized gains on securities:
 Unrealized holding gains arising during
 the period                                              2,798            2,118
 Less: reclassification adjustment for gains
 realized in net income                                    330                -
                                                        ------           ------
 Other comprehensive income, before taxes                2,468            2,118
Tax expense related to other comprehensive
 income                                                   (962)            (879)
                                                        ------           ------
Comprehensive income                                    $3,181           $3,208
                                                        ======           ======

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (in thousands)
                                  (unaudited)

                                                                                          Accumulated
                                   Number of                                                Other Com-
                                    Common          Additional  Unearned          Unearned prehensive
                                     Stock   Common   Paid-in     ESOP   Treasury   MRP    Income, Net  Retained
                                    Shares    Stock   Capital    Shares    Stock   Stock    of Taxes    Earnings    Total
                                   --------- ------- --------- --------- -------- -------- -----------  --------   -------
Balance at December 31, 1999           5,189   $86   $62,217    $(3,740)  (55,522) $(3,378) $ (8,931)   $63,786    $54,518
Purchase of treasury stock              (221)                              (3,430)                                  (3,430)
Allocation of ESOP shares                                 51         53                                                104
Dividend on common stock ($0.12)                                                                           (514)      (514)
Change in unrealized gain or
  (loss), net of taxes                                                                         1,240                 1,240
Net income                                                                                                1,969      1,969
                                       -----   ---   -------    -------  --------  -------  --------    -------   --------

Balance at March 31, 2000              4,968   $86   $62,268    $(3,687) $(58,952) $(3,378) $ (7,691)   $65,241   $ 53,887
                                       =====   ===   =======    =======  ========  =======  ========    =======   ========
Balance at December 31, 2000           4,758   $86   $62,556    $(3,507) $(62,030) $(2,937) $ (1,067)   $68,519   $ 61,620
Allocation of ESOP shares                                 80         58                                                138
Dividend on common stock ($0.12)                                                                           (549)      (549)
Change in unrealized gain or
  (loss), net of taxes                                                                         1,506          -      1,506
Net income                                                                                                1,675      1,675
                                       -----   ---   -------    -------  --------  -------  --------    -------   --------
Balance at March 31, 2001              4,758   $86   $62,636    $(3,449) $(62,030) $(2,937) $    439    $69,645   $ 64,390
                                       =====   ===   =======    =======  ========  =======  ========    =======   ========

See notes to consolidated financial statements

                            FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                           Three Months Ended   Three Months Ended
                                                                             March 31, 2001       March 31, 2000
                                                                           -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  1,675             $  1,969
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                           76                   71
    Deferred income taxes                                                                (315)                  (2)
    Amortization of premiums and accretion of discounts                                   (15)                 (21)
    Compensation expense-allocation of ESOP and MRP shares                                138                  217
    (Gain)/Loss on sale of real estate owned                                               21                  (84)
    Gain on sale of mortgage-backed securities, available for sale                       (325)                   -
    Gain on sale of investment securities, available for sale                             (15)                   -
    Gain on sale of mortgage loans                                                        (62)                   -
    (Increase) or decrease in assets and liabilities
      Accrued interest receivable                                                        (407)                (544)
      Accrued interest on deposits                                                      2,652                1,988
      Accrued interest on borrowings                                                      (43)                 180
      Accrued income taxes                                                                 59                 (488)
      Other assets                                                                        969                 (370)
      Other liabilities                                                                   704                  152
      Dividend payable                                                                     59                   67
                                                                                     --------             --------

 Net cash provided by operating activities                                              5,171                3,135
                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of investment securities, available for sale                                     27,946                    -
 Sale of mortgage-backed securities, available for sale                                20,870                    -
 Purchase of mortgage-backed securities, available for sale                                 -               (6,419)
 Purchase of investment securities, available for sale                                (56,644)                   -
 Maturity of federal funds                                                                  -               15,525
 Principal repayments on mortgage-backed securities, available for sale                   401                   63
 Principal repayments on investment securities, available for sale                        817                  458
 Net (increase)/decrease in conventional loans                                         11,197               (3,077)
 Proceeds from the sale of conventional loans                                          20,207                    -
 Purchase of bank owned life insurance                                                (20,000)                   -
 Net increase in other loans                                                              (17)                 (68)
 Purchase of Federal Home Loan Bank stock                                                   -                    -
 Net proceeds from sale of real estate owned                                                8                  474
 Purchase of premises and equipment                                                        (2)                  (1)
                                                                                     --------             --------


    Net cash provided in investing activities                                           4,783                6,955
                                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                              6,066                4,991
 Net increase in certificate accounts                                                   4,125               (1,247)
 Net decrease in advances by borrowers for taxes and insurance                            540                  823
 Net decrease in borrowings                                                            (1,250)             (15,000)
 Dividends paid                                                                          (490)                (448)
 Purchase of treasury stock                                                                 -               (3,430)
                                                                                     --------             --------

    Net cash (used)/provided by financing activities                                    8,991              (14,311)
                                                                                     --------             --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                   18,945               (4,221)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       40,509               20,468
                                                                                     --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 59,454             $ 16,247
                                                                                     ========             ========

See notes to consolidated financial statements

                             FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


SUPPLEMENTAL DISCLOSURES:                                                             Three Months Ended  Three Months Ended
  Cash paid for:                                                                        March 31, 2001      March 31, 2000
                                                                                      ------------------  ------------------
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                                          $4,882              $4,439
    Interest on borrowings                                                                         3,222               3,065
    Income taxes                                                                                     925                 755
Non-cash transactions:
    Transfers from conventional loans to real estate acquired through foreclosures                     -                  29
    Increase in additional paid-in capital-ESOP and MRP allocations                                   80                  51
    Unrealized appreciation on securities available for sale                                       2,798               2,118

                          FIRST BELL BANCORP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1.  Principles of Consolidation
    ---------------------------

  The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue (the "Association"). All significant intercompany transactions and balances have been eliminated in consolidation. The investment in the Association on First Bell's financial statements is carried at the parent company's equity in the underlying net assets.

  The consolidated balance sheet as of March 31, 2001 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 2000.

2.  Other Comprehensive Income
    --------------------------

The Financial Accounting Standards Board ("FASB") No. 130 established standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

  The following tables set forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 2001 and 2000.

                                                Three  Months Ended                 Three Months Ended
                                                  March. 31, 2001                     March 31, 2000
                                         ---------------------------------  ----------------------------------
                                                      Tax        Net-of-                 Tax-        Net-of-
                                         Pre-Tax   (Expense)    (Expense)   Pre-Tax    (Expense)    (Expense)
                                         Amount   or Benefit   or Benefit    Amount   or Benefit   or Benefit
                                         -------  -----------  -----------  --------  -----------  -----------
Unrealized gains or losses
  on securities:
    Unrealized holding gains/(losses)
     arising during the period            $2,798     $(1,091)      $1,707   $(2,118)       $(879)     $ 1,239

Less: reclassification adjustment for
gains realized in net income                 330        (129)      $  201         -            -            -
                                          ------     -------       ------   -------   ----------   ----------

Net unrealized gains/(losses)              2,468        (962)       1,506    (2,118)        (879)      (1,239)
                                          ------     -------       ------   -------   ----------   ----------

Other comprehensive income                $2,468     $  (962)      $1,506   $(2,118)       $(879)     $ 1,239
                                          ======     =======       ======   =======   ==========   ==========


The following tables set forth the components of accumulated other comprehensive income for the three months ended March 31, 2001 and 2000.

                                                               Three Months     Three Months
                                                                  Ended             Ended
                                                             March. 31, 2001   March 31, 2000
                                                             ----------------  ---------------

Beginning Balance                                                $(1,067)         $(8,931)
Net unrealized gains/(losses) on securities, net of taxes          1,506            1,240
                                                                 -------          -------

Ending Balance                                                   $   439          $(7,691)
                                                                 =======          =======


3.  Recent Accounting Pronouncements
    --------------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. First Bell adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position, results of operations or cash flows.

In September 2000, the FASB issued statement No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces FASB statement No. 125, issued in June 1996. FAS No. 140 revises the standards for accounting for se curitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most
of the provisions of FAS No. 125.  The statement provides   consistent standards
for distinguishing transfers of financial assets that are sales from transfers t hat are secured borrowings. FAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of FAS No 140 is not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

  In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the allowance for loan losses discussion and the quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those of management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company does not undertake-and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2001  and December 31, 2000.
---------------------------------------------------------------------------

Assets. Total assets were $848.4 million at March 31, 2001 in comparison to $832.7 million at December 31, 2000. There were increases in investment securities, available for sale, cash, and other assets. Offsetting these increases were decreases in conventional mortgage loans and mortgage-backed securities-available for sale. Investment securities- available for sale increased to $242.2 million at March 31, 2001 from $213.2 million at December 31, 2000. The $29.0 million or 13.6% increase was due to the purchase of $56.6 million in securitized small business administration loans offset by sales of $19.0 million in municipal securities, $5.0 million Federal Home Loan Bank Bonds and principal repayments of $817,000. In addition the balance of unrealized gains and losses in the portfolio changed from a loss of $1.8 million at December 31, 2001 to a gain of $1.0 million at March 31, 2001. The entire portfolio of mortgage-backed securities at December 31, 2000 was sold during the quarter bringing the balance to zero. Cash increased by $18.9 million or 46.8% to $59.5 million at March 31, 2001 from $40.5 million at December 31, 2000. The increase was the result of increase in deposits and mortgage payments. The balance of federal funds sold remained unchanged at $6.4 million. The balance in other assets increased $21.1 million. During the quarter, the Company purchased $20.0 million in bank owned life insurance. The earnings from this purchase will be used to defray the cost of employee benefit costs.

Liabilities. Total liabilities increased to $784.0 million at March 31, 2001 from $771.1 at December 31, 2000. The primary factors contributing to this increase were increases in deposits and accrued interest on deposits, offset by decreases in borrowings. Deposits increased by $10.2 million or 1.9% to $546.9 million at March 31, 2001 from $536.7 million at December 31, 2000. The increase was the result of increases in certificate accounts of $4.1 million, money market and NOW accounts of $3.0 million and passbook, club and other accounts of $3.0 million.

Accrued interest on deposits increased by $2.7 million to $3.5 million at March 31, 2001 from $869,000 at December 31, 2000. The increase is attributable to the timing of interest payments on certificate accounts. Also, borrowings decreased by $1.3 million at March 31, 2001. The decrease was the result of contractual principal repayments. Advances by borrowers for taxes and insurance increased by $540,000 to $11.5 million at March 31, 2001 from $11.0 million at December 31, 2000. The increase is the result of the timing of the payment of property taxes on conventional mortgage loans serviced by the Association.

Capital. Total stockholders' equity increased by $2.8 million or 4.5% to $64.4 million at March 31, 2001 from $61.6 million at December 31, 2000. The increase was the result of a change in the value the Company's investment portfolio and net income. The balance of the unrealized gain or loss on securities held as available for sale, net of taxes changed from a loss of $1.1 million as of December 31, 2000 to a gain of $439,000 as of March 31, 2001. Also, retained earnings increased by $1.1 million or 1.6% to $69.6 million at March 31, 2001 from $68.5 million at December 31, 2000. The increase was the result of net income of $1.7 million reduced by dividends of $549,000.

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

The primary use of funds by the Company for the three months ended March 31, 2001 was the purchase of $56.6 million of securitized SBA loans and the purchase of $20.0 million of Bank Owned Life Insurance. Sources of funds for the three months ended March 31, 2001 were $10.2 million in additional deposits, $20.2 million from the sale of first mortgage loans, $30.2 million from the sale of mortgage-backed securities and investments and principal and interest payments on conventional mortgage loans.

The levels of the Association's liquid assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 2001, assets qualifying for liquidity, including cash and investments, totaled $59.8 million.

At March 31, 2001, the Association's capital exceeded all of the capital requirements of the OTS. The Association's Tangible, Tier I (core) capital (to total assets), Tier I capital (to risk-based assets) and Risk-Based capital (to risk-based assets) ratios were 9.48%, 9.48%, 23.29% and 23.55%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operation for the Three Months ended March 31, 2001 and
--------------------------------------------------------------------------------
2000.
-----

General. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $823,000 and $1.0 million was made for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, net income was $1.7 million compared to $2.0 million for the three months ended March 31, 2000. The decrease of

$294,000 was the result of a decrease in net interest income offset by increases in other income and decreases in general and administration expenses and income taxes.

Interest Income. Interest income for the three months ended March 31, 2001 decreased by $229,000 or 1.6% to $13.8 million from $14.0 million for the three months ended March 31, 2000. The decrease was the result of increases in interest earned on interest bearing deposits, mortgage-backed securities and investment securities offset by a decline in interest earned on conventional mortgage loans and federal funds sold. Interest earned on interest bearing deposits was $593,000 for the three months ended March 31, 2001 compared to $223,000 for the comparable 2000 period. This increase was the result of increases in the average balance of interest bearing deposits. Interest earned on mortgage-backed securities was $136,000 for the three months ended March 31, 2001 compared to $46,000 for the comparable 2000 period. Interest earned on federal funds sold decreased by $198,000 or 68.0% to $93,000 for the three months ended March 31, 2001 from $291,000 for the three months ended March 31, 2000. The decrease can be primarily attributable to the decline of the average balance as a larger percentage of the Company's liquid assets were invested in interest bearing deposits instead of federal funds. Interest earned on conventional mortgage loans decreased by $392,000 or 4.1% to $9.2 million for the three months ended March 31, 2001 from $9.6 million for the three months ended March 31, 2000. The decrease was the result of the average balance decreasing to $516.5 million from $533.4 million for the three months ended March 31, 2001 and 2000, respectively. In addition, the average rate earned on conventional mortgage loans decreased to 7.11% for the three months ended March 31, 2001 from 7.18% for the comparable 2000 period.

Interest Expense. Interest expense for the three months ended March 31, 2001 increased by $1.0 million to $10.7 million from $9.7 million for the three months ended March 31, 2000. Increases in both the average balance and the average rate paid on deposits resulted in the rise of interest expense on deposits.

Provision for Loan Losses. The provision for loan loss was zero for the three months ended March 31, 2001 and 2000. At March 31, 2001, non-performing assets were $807,000 compared to $594,000 at December 31, 2000. The allowance for loan losses equaled 114.6% of total non-performing assets at March 31, 2001. There were no loans charged off during the three months ended March 31, 2001 and 2000. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of March 31, 2001. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of March 31, 2001.

Other Income. Other income for the three months ended March 31, 2001 increased by $605,000. This increase was a result of gains realized on the sale of mortgage-backed securities of $325,000, gains on the sale of mortgage loans of $62,000 and net gains on the sale of other investment securities of $15,000. Also, loan fees and service charges increased $127,000 and other miscellaneous income increased $76,000.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2001 decreased by $101,000 or 7.5% to $1.2 million from $1.3 million for the quarter ended March 31, 2000. The decrease was the result of declines in compensation, payroll taxes and fringe benefits and other expenses, offset by increases in office occupancy expense and computer services. Compensation, payroll taxes and fringe benefits decreased by $72,000 or 9.9% to $657,000 for the three months ended March 31, 2001 from $729,000 for the three months ended

March 31, 2000. The decrease was the result of a temporary reduction in employees and a decrease in the cost of employee stock programs. Other expenses declined by $75,000 for the three months ended March 31, 2001 compared to the quarter ended March 31, 2000. The decrease was due to the reduction in costs associated with advertising and miscellaneous legal expenses. Office occupancy expense and computer services increased by $41,000.

Income Taxes. Tax equivalent income taxes for the three months ended March 31, 2001 declined to $1.0 million from $1.3 million for the three months ended March 31, 2000. The decrease was the result of a decline in net income before taxes. Tax equivalent adjustments of $823,000 and $1.0 million were made during the respective quarters.

Recent Accounting Pronouncements.   In June 1998, the FASB issued Statement No.
133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. First Bell adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 2000 to March 31, 2001. However, the OTS results are not yet available for the quarter ended March 31, 2001. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 2000. The Company, along with the industry as a whole, saw a narrowing of its interest margin due to the rising interest rate period which occurred during fiscal year 2000. This rising interest rate period reversed itself during the first quarter of 2001 as the federal reserve decreased short-term interest rates by 150 basis points during the quarter ended March 31, 2001.

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  May 15, 2001                 /s/ Albert H. Eckert, II
                                    ____________________________________
                                    Albert H. Eckert, II
                                    President and Chief Executive Officer



Date:  May 15, 2001                 /s/ Jeffrey M. Hinds
                                    ____________________________________
                                    Jeffrey M. Hinds
                                    Executive Vice President and
                                    Chief Financial Officer (Principal
                                    Accounting Officer)