Form 10-Q
period 2001-06-30
FIRST BELL BANCORP INC
filed 2001-08-13
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _____________________ to ______________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [_]No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,758,360 shares of common stock, par value $.01 per share, were outstanding as of August 10, 2001.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Balance Sheets June 30, 2001 (unaudited)
               and December 31, 2000........................................................................     4

               Consolidated Statements of Income for the Three and
               Six Months Ended June 30, 2001 and 2000
               (unaudited)..................................................................................     5

               Consolidated Statements of Comprehensive Income for the
               Three and Six Months Ended June 30, 2001 and
               2000 (unaudited).............................................................................     6

               Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months Ended  June 30, 2001 and 2000 (unaudited).................................     7

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2001 and 2000 (unaudited).....................................................     8

               Notes to Unaudited Consolidated Financial Statements for the Three
               and Six Months Ended  June 30, 2001 and 2000 (unaudited).....................................    10

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................................    13

     Item 3    Quantitative and Qualitative Disclosure About Market Risk....................................    17

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings............................................................................    18

     Item 2    Changes in Securities........................................................................    18

     Item 3    Defaults Upon Senior Securities..............................................................    18

     Item 4    Submission of Matters to a Vote of Security Holders..........................................    18

     Item 5    Other Information............................................................................    19

     Item 6    Exhibits and Reports on Form 8-K.............................................................    19

SIGNATURES                                                                                                      20

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                       JUNE 30,            DECEMBER 31,
                                                                         2001                  2000
                                                                      -----------          ------------
                                                                                 (unaudited)
ASSETS
------
Cash:
  Cash on-hand                                                        $       901          $        988
  Non-interest-bearing deposits                                             9,923                 2,113
  Interest-bearing deposits                                                25,694                37,408
                                                                      -----------          ------------
     Total cash                                                            36,518                40,509

Federal funds sold                                                          6,425                 6,425
Investment securities available-for-sale at fair value (cost of $238,189 and $215,237 at June 30, 2001 and December
  31, 2000, respectively)                                                 237,432               213,234
Mortgage-backed securities available-for-sale at fair value
 (cost $48,218 and $21,271 at June 30, 2001 and December 31,
  2000, respectively)                                                      48,247                21,523
Conventional mortgage loans - net of allowance for loan
  losses of $925 at June 30, 2001 and December 31, 2000                   478,506               526,842
Other loans, net                                                              937                   969
Real estate owned                                                               -                    29
Premises and equipment, net                                                 3,540                 3,682
Federal Home Loan Bank stock, at cost                                      10,400                11,400
Accrued interest receivable                                                 5,346                 5,383
Deferred income tax asset                                                   1,531                 1,232
Prepaid income taxes                                                        1,024                   152
Other assets                                                               22,371                 1,300
                                                                      -----------          ------------
  Total assets                                                        $   852,277          $    832,680
                                                                      ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Passbook, club and other accounts                                   $    76,589          $     69,607
  Money market and NOW accounts                                            62,724                61,609
  Certificate accounts                                                    409,852               405,469
                                                                      -----------          ------------
      Total deposits                                                      549,165               536,685

Borrowings                                                                216,750               219,250
Advances by borrowers for taxes and insurance                              12,672                10,993
Accrued interest on deposits                                                5,562                   869
Accrued interest on borrowings                                              1,071                 1,183
Dividend payable on common stock                                              490                   490
Other liabilities                                                           1,627                 1,590
                                                                      -----------          ------------
  Total liabilities                                                       787,337               771,060
                                                                      -----------          ------------
Stockholders' equity:
  Preferred stock, ($0.01 par value; 2,000,000 shares
    authorized; No shares issued or outstanding)                                -                     -
  Common stock ($0.01 par value; 20,000,000 shares authorized;
    8,596,250 issued; 4,758,360 outstanding at June 30, 2001
    and December 31, 2000; one stock right per share)                          86                    86
  Paid-in capital                                                          62,693                62,556
  Unearned ESOP shares (482,289 and 495,807 shares at June
    30, 2001 and December 31, 2000, respectively)                          (3,411)               (3,507)
  Unearned MRP shares (210,727 shares at June 30, 2001 and
    December 31, 2000)                                                     (2,521)               (2,937)
  Treasury stock (3,837,890 shares at June 30, 2001 and
    December 31, 2000)                                                    (62,030)              (62,030)
  Accumulated other comprehensive loss, net of taxes                         (439)               (1,067)
  Retained earnings                                                        70,562                68,519
                                                                      -----------          ------------
  Total Stockholders' Equity                                               64,940                61,620
                                                                      -----------          ------------
               Total Liabilities and Stockholders' Equity             $   852,277          $    832,680
                                                                      ===========          ============

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                         THREE                  THREE                 SIX                   SIX
                                                         MONTHS                 MONTHS               MONTHS                MONTHS
                                                         ENDED                  ENDED                ENDED                 ENDED
                                                     JUNE 30, 2001          JUNE 30, 2000        JUNE 30, 2001         JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Conventional mortgage loans                         $       8,626          $       9,636        $      17,790         $     19,192
 Interest-bearing deposits                                     320                    323                  913                  547
 Mortgage-backed securities                                    461                    167                  597                  213
 Federal funds sold                                             69                    224                  162                  515
 Investment securities                                       2,886                  2,654                5,659                5,325
 Other loans                                                    17                     17                   34                   34
 Federal Home Loan Bank stock                                  197                    199                  375                  390
                                                     -------------          -------------        -------------         ------------
  Total interest and dividend income                        12,576                 13,220               25,530               26,216

 Interest expense on deposits                                7,373                  6,784               14,907               13,211
 Interest expense on borrowings                              3,156                  3,197                6,335                6,441
                                                     -------------          -------------        -------------         ------------
  Total interest expense                                    10,529                  9,981               21,242               19,652
                                                     -------------          -------------        -------------         ------------
  Net interest income                                        2,047                  3,239                4,288                6,564

Provision for loan losses                                        -                      -                    -                    -
                                                     -------------          -------------        -------------         ------------
  Net interest income after provision
  for loan losses                                            2,047                  3,239                4,288                6,564
                                                     -------------          -------------        -------------         ------------

Other income:
 Loan fees and service charges                                 230                    151                  515                  309
 Gain on sale of securities                                    (11)                   138                  391                  138
 Miscellaneous income                                          265                      2                  429                   90
                                                     -------------          -------------        -------------         ------------
  Total other income                                           484                    291                1,335                  537
                                                     -------------          -------------        -------------         ------------

Other general and administrative expense:
 Compensation, payroll taxes and fringe benefits               611                    689                1,268                1,418
 Federal insurance premiums                                     26                     27                   52                   54
 Office occupancy expense, excluding depreciation              143                    132                  291                  248
 Depreciation                                                   74                     72                  150                  143
 Computer services                                              81                     62                  161                  132
 Other expenses                                                371                    365                  621                  691
                                                     -------------          -------------        -------------         ------------
  Total general and administrative expense                   1,306                  1,347                2,543                2,686
                                                     -------------          -------------        -------------         ------------

Net Income before provision for income taxes                 1,225                  2,183                3,080                4,415
                                                     -------------          -------------        -------------         ------------

Provision for income taxes:
 Current:
  Federal                                                      190                    112                  480                  335
  State                                                         66                    203                  271                  245
 Deferred credit                                              (379)                   (49)                (694)                 (51)
                                                     -------------          -------------        -------------         ------------
Total provision for income taxes                              (123)                   266                   57                  529
                                                     -------------          -------------        -------------         ------------

 Net income                                          $       1,348          $       1,917        $       3,023         $      3,886
                                                     =============          =============        =============         ============

Basic earnings per share                             $        0.33          $        0.46        $        0.74         $       0.91
                                                     =============          =============        =============         ============
Diluted earnings per share                           $        0.32          $        0.45        $        0.72         $       0.89
                                                     =============          =============        =============         ============
Weighted average shares outstanding-Basic                    4,091                  4,142                4,087                4,255
                                                     =============          =============        =============         ============
Weighted average shares outstanding-Diluted                  4,186                  4,287                4,186                4,388
                                                     =============          =============        =============         ============


See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)
                                (in thousands)


                                                            THREE               THREE                 SIX                   SIX
                                                            MONTHS              MONTHS               MONTHS                MONTHS
                                                            ENDED               ENDED                ENDED                 ENDED
                                                        JUNE 30, 2001       JUNE 30, 2000        JUNE 30, 2001         JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                              $       1,348       $       1,917        $       3,023         $      3,886
                                                        -------------       -------------        -------------         ------------

Unrealized gains/(losses) on securities:
 Unrealized holding gains/(losses) arising during
 the period                                                    (1,456)              2,578                1,342                4,696
 Less: reclassification adjustment for gains
 realized in net income                                           (11)                  -                  319                    -
                                                        -------------       -------------        -------------         ------------
 Other comprehensive income/(loss), before taxes               (1,445)              2,578                1,023                4,696
Tax (expense)/benefit related to other comprehensive
 income                                                           567                (998)                (395)              (1,876)
                                                        -------------       -------------        -------------         ------------
Comprehensive income/(loss)                             $         470       $       3,497        $       3,651         $      6,706
                                                        =============       =============        =============         ============


See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                (in thousands)
                                  (unaudited)

                                                                                                                 Accumulated
                                           Number of                                                                Other
                                            Common                Additional  Unearned                          Comprehensive
                                             Stock     Common      Paid-in      ESOP     Treasury       MRP    Income, Net of
                                            Shares     Stock       Capital     Shares      Stock       Stock        Taxes
                                        ------------------------------------------------------------------------------------------

                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1999                5,189      $86          $62,217    $(3,740)  $(55,522)    $(3,378)       $(8,931)
Purchase of treasury stock                   (369)                                         (5,551)
Allocation of ESOP shares                                               114        106
Allocation of MRP shares                                                 91                               441
Dividend on common stock ($0.24)
Change in unrealized gain or
  (loss), net of taxes                                                                                                 2,820
Net income
                                            -----      ---          -------    -------   --------     -------        -------

Balance at June 30, 2000                    4,820      $86          $62,422    $(3,634)  $(61,073)    $(2,937)       $(6,111)
                                            =====      ===          =======    =======   ========     =======        =======

Balance at December 31, 2000                4,758      $86          $62,556    $(3,507)  $(62,030)    $(2,937)       $(1,067)
Allocation of ESOP shares                                               118         96
Allocation of MRP shares                                                 19                               416
Dividend on common stock ($0.24)
Change in unrealized gain or
  (loss), net of taxes                                                                                                   628
Net income
                                            -----      ---          -------    -------   --------     -------        -------

Balance at June 30, 2001                    4,758      $86          $62,693    $(3,411)  $(62,030)    $(2,521)       $  (439)
                                            =====      ===          =======    =======   ========     =======        =======

                                           Retained
                                           Earnings      Total
                                        ---------------------------

                                        ---------------------------
Balance at December 31, 1999             $63,786         $54,518
Purchase of treasury stock                                (5,551)
Allocation of ESOP shares                                    220
Allocation of MRP shares                                     532
Dividend on common stock ($0.24)            (998)           (998)
Change in unrealized gain or
  (loss), net of taxes                                     2,820
Net income                                 3,886           3,886
                                         -------         -------

Balance at June 30, 2000                 $66,674         $55,427
                                         =======         =======

Balance at December 31, 2000             $68,519         $61,620
Allocation of ESOP shares                                    214
Allocation of MRP shares                                     435
Dividend on common stock ($0.24)            (980)           (980)
Change in unrealized gain or
  (loss), net of taxes                                       628
Net income                                 3,023           3,023
                                         -------         -------

Balance at June 30, 2001                 $70,562         $64,940
                                         =======         =======


See notes to consolidated financial
statements

                             FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                           Six Months Ended   Six Months Ended
                                                                             JUNE 30, 2001      JUNE 30, 2000
                                                                           -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  3,023           $  3,886
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                        150                143
    Deferred income taxes                                                              (694)               (51)
    Amortization of premiums and accretion of discounts                                  45                (54)
    Compensation expense-allocation of ESOP and MRP shares                              649                433
    Loss/(Gain) on sale of real estate owned                                             21                (84)
    Gain on sale of mortgage-backed securities, available for sale                     (314)                 -
    Gain on sale of investment securities, available for sale                           (15)              (138)
    Gain on sale of mortgage loans                                                      (62)                 -
    Changes in assets and liabilities
      Accrued interest receivable                                                        37               (369)
      Accrued interest on deposits                                                    4,693              4,007
      Accrued interest on borrowings                                                   (112)               (34)
      Prepaid income taxes                                                             (872)              (280)
      Other assets                                                                   (1,071)              (475)
      Other liabilities                                                                  37             (1,045)
      Dividend payable                                                                    -                 43
                                                                                   --------           --------

 Net cash provided by operating activities                                            5,515              5,982
                                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of investment securities, held to maturity                                          -              5,125
 Sale of investment securities, available for sale                                   29,889                  -
 Sale of mortgage-backed securities, available for sale                              21,194                  -
 Purchase of investment securities, available for sale                              (56,386)                 -
 Purchase of mortgage-backed securities, available for sale                         (50,123)           (21,294)
 Principal repayments on investment securities, available for sale                    3,720                925
 Principal repayments on mortgage-backed securities, available for sale               2,091                479
 Maturity of federal funds                                                                -             19,350
 Sale of conventional loans                                                          20,207                  -
 Net decrease/(increase) in conventional loans                                       28,191             (3,698)
 Net increase/(decrease) in other loans                                                  32                (33)
 Purchase of Bank Owned Life Insurance                                              (20,000)                 -
 Sale of Federal Home Loan Bank stock                                                 1,000                  -
 Net proceeds from sale of real estate owned                                              8                474
 (Purchase) retirement of premises and equipment                                         (8)                 5
                                                                                   --------           --------


    Net cash (used)/provided in investing activities                                (20,185)             1,333
                                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts and savings
  accounts                                                                            8,097              6,634
 Net increase in certificate accounts                                                 4,383                891
 Net decrease in advances by borrowers for taxes and insurance                        1,679              4,145
 Net decrease in borrowings                                                          (2,500)           (16,250)
 Dividends paid                                                                        (980)              (954)
 Purchase of treasury stock                                                               -             (5,551)
                                                                                   --------           --------

    Net cash provided/(used) by financing activities                                 10,679            (11,085)
                                                                                   --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (3,991)            (3,770)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     40,509             20,468
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 36,518           $ 16,698
                                                                                   ========           ========

See notes to consolidated financial statements

                             FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

SUPPLEMENTAL DISCLOSURES:                                                             Six Months Ended  Six Months Ended
  Cash paid for:                                                                       JUNE 30, 2001     JUNE 30, 2000
                                                                                      ----------------  ----------------
    Interest on deposits and advances by borrowers for
     taxes and insurance                                                                        $8,357            $9,204
    Interest on borrowings                                                                       6,447             6,476
    Income taxes                                                                                 1,626             1,534
Non-cash transactions:
    Transfers from conventional loans to real estate acquired through foreclosures                   -                29
    Increase in additional paid-in capital-ESOP and MRP allocation                                 137               205
    Unrealized appreciation on securities available for sale                                     1,342             4,696

                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.  Principles of Consolidation
    ---------------------------

The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue (the "Association") and the Association's wholly-owned subsidiary 1891 Associates, Inc. All significant intercompany transactions have been eliminated in consolidation. The investment in the Association on First Bell's financial statements and the investment in 1891 Associates, Inc. on the Association's financial statements are carried at the parent company's equity in the underlying net assets.

The consolidated balance sheet as of June 30, 2001 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 2000.


2.  Establishment of a Delaware Holding Company
    -------------------------------------------

In June, 2001 Bell Federal Savings established a Delaware Holding Company subsidiary to hold a portion of the investment securities previously owned exclusively by the Association. These securities transferred to the subsidiary consisted of $100 million of Bank Qualified Municipal Securities which were and continue to be designated as, "available for sale."


3.  Recent Accounting Pronouncements
    --------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. First Bell adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position, results of operations or cash flows.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, issued in June 1996. SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of SFAS No 140 is not expected to have a material impact on the Company's financial condition or results of operations.

On June 29, 2001, the FASB approved SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


4.  Other Comprehensive Income
------------------------------

SFAS No. 130 established standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

The following tables set forth the related tax effects allocated to each element of comprehensive income for the six and three months ended September 30, 2001 and 2000.

                                                      Six Months Ended                    Six Months Ended
                                                        JUNE 30, 2001                       JUNE 30, 2000
                                              ----------------------------------  ---------------------------------
                                                            Tax          Net                   Tax          Net
                                              Pre-Tax    (Expense)    (Expense)   Pre-Tax   (Expense)    (Expense)
                                               Amount   or Benefit   or Benefit   Amount   or Benefit   or Benefit
                                              --------  -----------  -----------  -------  -----------  -----------
Unrealized gains or losses on securities:
    Unrealized holding gains/(losses)
     arising during the period                $ 1,342        $(520)       $ 822    $4,696     $(1,876)      $2,820

    Reclassification adjustment
      for gains realized in net
      income                                      319         (125)         194         -           -            -
                                              -------        -----        -----   -------  ----------   ----------
    Net unrealized gains/(losses)               1,023         (395)         628     4,696      (1,876)       2,820
                                              -------        -----        -----   -------  ----------   ----------

Other comprehensive income                    $ 1,023        $(395)       $ 628    $4,696     $(1,876)      $2,820
                                              =======        =====        =====   =======  ==========   ==========

                                                     Three Months Ended                  Three Months Ended
                                                        JUNE 30, 2001                      JUNE 30, 2000
                                                -----------------------------        -------------------------
                                                           Tax          Net                   Tax          Net
                                              Pre-Tax   (Expense)    (Expense)    Pre-Tax  (Expense)    (Expense)
                                              Amount    or Benefit   or Benefit   Amount   or Benefit   or Benefit
                                              -------   ----------   ----------   -------  ----------   ----------
Unrealized gains or losses on securities:
    Unrealized holding gains/(losses)
     arising during the period                $(1,456)       $ 571        $(885)   $2,578     $  (998)      $1,580
                                              -------        -----        -----   -------  ----------   ----------

Reclassification adjustment
      for gains realized in net
      income                                      (11)           4           (7)        -           -            -
                                              -------        -----        -----   -------  ----------   ----------
Net unrealized gains/(losses)                  (1,445)         567         (878)    2,578        (998)       1,580
                                              -------        -----        -----   -------  ----------   ----------

Other comprehensive income                    $(1,445)       $ 567        $(878)   $2,578     $  (998)      $1,580
                                              =======        =====        =====   =======  ==========   ==========

The following tables set forth the component of accumulated other comprehensive income for the six and three months ended June 30, 2001 and 2000.

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                             JUNE 30, 2001   JUNE 30, 2000
                                                             --------------  --------------
Beginning Balance                                               $(1,067)         $(8,931)
Net unrealized gains on securities, net of taxes                    628            2,820
                                                                -------          -------

Ending Balance                                                  $  (439)         $(6,111)
                                                                =======          =======

                                                             Three Months    Three Months
                                                                 Ended           Ended
                                                             JUNE 30, 2001   JUNE 30, 2000
                                                             -------------   -------------
Beginning Balance                                              $   439          $(7,691)
Net unrealized (losses)/gains on securities, net of taxes         (878)           1,580
                                                               -------          -------

Ending Balance                                                 $  (439)         $(6,111)
                                                               =======          =======

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000.
-------------------------------------------------------------------------

Assets. Total assets were $852.3 million at June 30, 2001 in comparison to $832.7 million at December 31, 2000. There were increases in mortgage-backed securities-available for sale, investment securities-available for sale and other assets. Offsetting these increases were decreases cash, conventional mortgage loans and Federal Home Loan Bank stock. Mortgage-backed securities at June 30, 2001 were $48.2 million compared to $21.5 million at December 31, 2000. The increase was the result of the purchase of $50.1 million in adjustable rate mortgage-backed securities offset by sales of mortgage-backed securities of $21.2 million and principal repayments of $2.1 million. Investment securities, available for sale, at June 30, 2001 were $237.4 million compared to $213.2 million at December 31, 2000. The increase was the result of the purchase of $56.4 million in adjustable rate securities offset by sales of securities of $29.9 million and principal repayments of $3.7 million. The balance in other assets increased $21.1 million. During the first quarter, the Company purchased $20.0 million in bank owned life insurance ("BOLI"). The earnings from this purchase will be used to defray the cost of current and future employee benefit costs. Cash decreased by $4.0 million or 9.9% to $36.5 million at June 30, 2001 from $40.5 million at December 31, 2000. In addition, the Association's investment in stock of the Federal Home Loan Bank was reduced by $1.0 million as a result of the net decrease in the balance of mortgage loans and mortgage-backed securities.

Liabilities. Total liabilities increased to $787.3 million at June 30, 2001 compared to $771.1 million at December 31, 2000. Increases in deposits, accrued interest on deposits and advances by borrowers for taxes and insurance were offset by decreases in borrowings. Deposits increased by $12.5 million or 2.3% to $549.2 million at June 30, 2001 from $536.7 million at December 31, 2000.
The increase was the result of increases in certificate accounts of $4.4 million, money market and NOW accounts of $1.1 million and an increase in passbook, club and other accounts of $7.0 million. Accrued interest on deposits increased by $4.7 million to $5.6 million at June 30, 2001 from $869,000 at December 31, 2000. The increase is attributable to the timing of interest payments on certificate accounts. Borrowings decreased by $2.5 million or 1.1% to $216.8 million at June 30, 2001 from $219.3 million at December 31, 2000.
The decrease was the result of normal quarterly principal repayments. Advances by borrowers for taxes and insurance increased by $1.7 million to $12.7 million at June 30, 2001 from $11.0 million at December 31, 2000. The decrease is the result of the timing of customer payments in relation to the actual tax payment of property taxes and insurance payments.

Capital. Total stockholders' equity increased by $3.3 million or 5.4% to $64.9 million at June 30, 2001 from $61.6 million at December 31, 2000. The increase was the result of a decrease in accumulated other comprehensive loss, net of taxes and an increase in retained earnings. Accumulated other comprehensive loss, net of taxes improved by $628,000. Retained earnings increased by $2.0 million or 3.0% to $70.6 million at June 30, 2001 from $68.5 million at December 31, 2000. The increase was the result of net income of $3.0 million reduced by dividends of $980,000.

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

The primary use of funds by the Company for the six months ended June 30, 2001 was the purchase of $20.0 million in Bank Owned Life Insurance, $56.4 million of mortgage-backed securities available-for-sale and investment securities available for sale of $50.1 million. Sources of funds for the six months ended June 30, 2001 were $53.7 million in principal and interest payments on conventional mortgage loans, sales of mortgage-backed securities and investments, available for sale of $51.1 million and increases in savings deposits of $12.4 million.

At June 30, 2001, the Association's capital exceeded all of the capital requirements of the OTS. The Association's Tangible, Tier I (core) capital (to adjusted total assets), Tier I capital (to risk-based assets) and Risk-Based capital (to risk-based assets) ratios were 9.20%, 9.20%, 22.81% and 23.07%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operation for the Six and Three Months ended June 30,
------------------------------------------------------------------------------
2001 and 2000.
--------------

General. Net income for the six months ended June 30, 2001 was $3.0 million in comparison to $3.9 million for the six months ended June 30, 2000. The decline can be attributable to the decrease in interest income, increase in interest expense offset by increase in other income and decreases in general administrative expenses and income taxes. For the three months ended June 30, 2001, net income was $1.3 million compared to $1.9 million for the three months ended June 30, 2000. The decrease of $569,000 was the result of a decrease in net interest income offset by a decrease in income taxes.

Interest Income. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $1.6 million and $806,000 were made for the six months and three months ended June 30, 2001, respectively. For the six and three months ended June 30, 2000, tax equivalent adjustments of $2.0 million and $982,000 were made, respectively. Interest income for the six months ended June 30, 2001 decreased by $1.0 million or 3.7% to $27.2 million from $28.2 million for the six months ended June 30, 2000. The decrease was the net result of decreases in interest earned on conventional mortgage loans and federal funds sold while interest earned on mortgage-backed securities and interest bearing deposits increased. Interest on mortgage-backed securities for the six months ended June 30, 2001 was $597,000 compared to $213,000 in the prior year. The $384,000 increase can be attributable to an increase in the average balance from $5.9 million to $19.7 million offset by a decrease in the average rate earned on the securities to 6.05% from 7.21%. Interest on interest bearing deposits was $913,000 for the six months ended June 30, 2001 compared to $547,000 for the six months ended June 30, 2000. The $366,000 increase is the net result of a $19.8 million increase in the average balance and a decrease in the average rate from 5.98% to 4.79%. Interest earned on federal funds sold decreased by $353,000 to $162,000 for the six months ended June 30, 2001 from $515,000 for the comparable 2000 period. The decrease was primarily the result of a decrease in the federal funds sold average balance. Interest earned on conventional mortgage loans decreased $1.4 million or 7.3% to $17.8 million for the six months ended June 30, 2001 from $19.2 million for the six months ended June 30, 2000. The decrease was the result of the average rate earned and the average balance on conventional mortgage loans declining for the six months ended June 30, 2001 from the comparable 2000 period. The decreases in the average rate and the average balance were more primarily due to mortgage refinancing and the sale of mortgage loans during the first quarter of the current year. The average rate earned and the average balance for the six months ended June 30, 2001 were 7.11% and $501.6 million, respectively. For the six months ended June 30, 2000, the average rate earned and the average balance were 7.19% and $535.0 million, respectively.

Interest income for the three months ended June 30, 2001 decreased by $820,000 or 5.8% to $13.4 million from $14.2 million for the three months ended June 30, 2000. The decrease was the net result of increases in interest earned on mortgage-backed securities and decreases in interest earned on conventional mortgage loans and interest earned on federal funds sold. Interest earned on mortgage-backed securities was $461,000 for the three months ended June 30, 2001 compared to $167,000 for the comparable 2000 period. Interest earned on conventional mortgage loans decreased by $1.0 million or 10.5% to $8.6 million for the three months ended June 30, 2001 from $9.6 million for the three months ended June 30, 2000. The decrease was the result of the average balance decreasing to $487.7 million from $536.6 million for the three months ended June 30, 2001 and 2000, respectively. In addition, the average rate earned on conventional mortgage loans decreased to 7.09% for the three months ended June 30, 2001 from 7.20% for the comparable 2000 period. Interest earned on federal funds sold decreased by $155,000 or 69.2% to $69,000 for the three months ended June 30, 2001 from $167,000 for the three months ended June 30, 2000. The decrease can be primarily attributable to the decline of the average balance to $6.4 million from $14.3 million for the three months ended June 30, 2001 and 2000, respectively.

Interest Expense. Interest expense for the six months ended June 30, 2001 increased by $1.6 million or 8.1% to $21.2 million from $19.7 million for the six months ended June 30, 2000. The increase was due to the increase in interest expense on deposits offset by a decrease in the cost of borrowings. Interest expense on deposits increased by $1.7 million or 12.8% to $14.9 million for the six months ended June 30, 2001 from $13.2 million for the six months ended June 30, 2000. The average rate paid on deposits for the six months ended June 30, 2001 and 2000 was 5.36% and 4.99%, respectively. The average balance on deposits and borrower's deposits for taxes and insurance was $543.4 million and $515.9 million for the six months ended June 30, 2001 and 2000, respectively.

Interest expense for the three months ended June 30, 2001 increased by $548,000 to $10.5 million from $10.0 million for the three months ended June 30, 2000. Again, increases in the average balance and the average rate paid on deposits and borrower's deposits for taxes and insurance resulted in the rise of interest expense on deposits.

Net Interest Income. Net interest income decreased to $5.9 million for the six months ended June 30, 2001 from $8.6 million for the six months ended June 30, 2000. The decline was the result of interest expense increasing by $1.6 million while interest income decreased by $1.0 million.

Similarly, net interest income decreased by $1.4 million or as the result of interest expense rising and interest income decreasing for the three months ended June 30, 2001 and 2000, respectively.

Provision for Loan Losses. The provision for loan loss was zero for the six and three months ended June 30, 2001 and June 30, 2000, respectively. At June 30, 2001, non-performing assets were $1.1 million compared to $594,000 at December 31, 2000. The allowance for loan losses equaled 83.4% of total non-performing assets as of June 30, 2001. There were no loans charged off during the six and three months ended June 30, 2001 and 2000. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of June 30, 2001. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of June 30, 2001.

Other Income. Other income for the six months ended June 30, 2001 increased by $798,000 or 148.6% to $1.3 million from $537,000 for the six months ended June 30, 2000. The increase was the result of increases in gains on sale of securities, miscellaneous income and loan fees and service charges. Gains on sale of securities increased to $391,000 for the six months ended June 30, 2001 from $138,000 for the six months ended June 30, 2000. Other income increased by $339,000 to $429,000 for the six months ended June 30, 2001 from $90,000 for the comparable 2000 period largely due to earnings on the BOLI purchase. Loan fees and service charges increased by $206,000 to $515,000 for the six months ended June 30, 2001 from $309,000 for the comparable 2000 period.

Other income for the three months ended June 30, 2001 increased by $193,000 as the result of a increases in miscellaneous income and loan fees and service charges offset by a reduction in gains on the sale of loans and investments.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2001 decreased by $143,000 or 5.3% to $2.5 million from $2.7 million for the six months ended June 30, 2000. The decrease was mainly the result of declines in compensation, payroll taxes and fringe benefits and other expenses. Compensation, payroll taxes and fringe benefits decreased by $150,000 or 10.6% to $1.3 million for the six months ended June 30, 2001 from $1.4 million from the six months ended June 30, 2000. The decrease was the result of a temporary reduction in employees and the decrease in the cost of employee stock programs. Other expenses declined by $70,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Office occupancy expense increased by $43,000 or 17.3% to $291,000 for the six months ended June 30, 2001 from $248,000 for the six months ended June 30, 2000. The increase was due to expenses associated with the maintenance of buildings and equipment and increases in rent paid for the Association's branch offices. The cost of computer services increased to $161,000 from $132,000 as a result of the growth in the number of customer accounts processed and the addition of internet banking.

General and administrative expenses for the three months ended June 30, 2001 decreased by $41,000 or 3.0%. The decrease was the result of the same factors causing the change in general and administrative expenses for the six month period ended June 30, 2001.

Income Taxes. Tax equivalent income taxes decreased by $833,000 or 33.0% to $1.7 million for the six months ended June 30, 2001 from $2.5 million for the comparable 2000 period. The decrease was primarily the result of net income before taxes declining to $4.7 million from $6.4 million for the six months ended June 30, 2001 and 2000, respectively. Tax equivalent adjustments of $1.6 million and $2.0 million were made for the six months ended June 30, 2001 and 2000, respectively.

Income taxes for the three months ended June 30, 2001 declined to $686,000 from $1.2 million for the three months ended June 30, 2000. The decrease again was the result of a decline in net income before taxes. Tax equivalent adjustments of $806,000 and $982,000 were made during the respective quarters.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 2000 to June 30, 2001. However, the OTS results are not yet available for the quarter ended June 30, 2001. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 2000. The Company saw a narrowing of its interest margin due to the rise in interest rates that occurred during 1999 and 2000. In fiscal year 2001, the federal reserve has decreased short-term interest rates. The effects of these decreases however, have not yet translated into lower deposit costs due to the maturity dates on the Company's certificates of deposit.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) First Bell Bancorp, Inc. held an Annual Meeting of Stockholders on April 30, 2001.
        (b) The names of each director elected at the Annual Meeting for terms of three years ending in 2004 and votes cast for each are as follows:
                                    For     Withhold
                                 ---------  --------
        Robert C. Baierl         3,913,213  414,444
        Jeffrey M. Hinds         3,933,947  393,710
        Thomas J Jackson, Jr.    3,911,569  416,088

        The names of the Directors whose terms of office continued after the Annual Meeting are as follows:

        Albert H. Eckert, II          Theodore R. Dixon
        William S. McMinn             Peter E. Reinert
        Jack W. Schweiger

        (c) A brief description of each matter voted on and a summary of the voting of each item is as follows:

             (1) Ratification of Deloitte & Touche LLP as independent auditors of First Bell Bancorp, Inc. for the fiscal year ending December 31, 2001.

                               For              Against       Abstain
                               -------------------------------------------
                               4,283,608        36,155        7,894

             (2)  Stockholder proposal

                               For              Against       Abstain
                               -------------------------------------------
                               973,278          2,537,083     206,489

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:          August 13, 2001      /s/ Albert H. Eckert, II
                                    -------------------------------------
                                    Albert H. Eckert, II
                                    President and Chief Executive Officer




Date:          August 13, 2001      /s/ Jeffrey M. Hinds
                                    -------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and
                                    Chief Financial Officer (Principal
                                    Accounting Officer)