Form 10-Q
period 2001-09-30
FIRST BELL BANCORP INC
filed 2001-11-14
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                        Commission File Number 0-25172

                           FIRST BELL BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                                         251752651
---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)



300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE                  19801
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,758,360 shares of common stock, par value $.01 per share, were outstanding as of November 9, 2001.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                    PAGE
                                                                                                                    ----
PART I            FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Consolidated Balance Sheet September 30, 2001 (unaudited)
                  and December 31, 2000 .............................................................                  4

                  Consolidated Statement of Income for the Three and
                  Nine Months Ended September 30, 2001 and 2000 (unaudited)..........................                  5

                  Consolidated Statement of Comprehensive Income for the
                  Three and Nine Months Ended September 30, 2001 and
                  2000 (unaudited)...................................................................                  6

                  Consolidated Statement of Changes in Stockholders' Equity
                  for the Nine Months Ended  September 30, 2001 and 2000 (unaudited).................                  7

                  Consolidated Statement of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000 (unaudited)......................................                  8

                  Notes to Unaudited Consolidated Financial Statements for the Three
                  and Nine Months Ended  September 30, 2001 and 2000 (unaudited).....................                 10

     Item 2       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................................                 12

     Item 3       Quantitative and Qualitative Disclosure About Market Risk..........................                 17

PART II           OTHER INFORMATION

     Item 1       Legal Proceedings..................................................................                 18

     Item 2       Changes in Securities and Use of Proceeds..........................................                 18

     Item 3       Defaults Upon Senior Securities....................................................                 18

     Item 4       Submission of Matters to a Vote of Security Holders................................                 18

     Item 5       Other Information..................................................................                 18

     Item 6       Exhibits and Reports on Form 8-K...................................................                 18

SIGNATURES                                                                                                            20

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                           FIRST BELL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                                          2001                 2000
                                                                                      -------------         ------------
ASSETS                                                                                 (unaudited)
------
Cash:
     Cash on-hand                                                                     $         935                  988
     Non-interest-bearing deposits                                                            2,362                2,113
     Interest-bearing deposits                                                               40,476               37,408
                                                                                      -------------         ------------
        Total cash                                                                           43,773               40,509

Federal funds sold                                                                            6,335                6,425
Investment securities available-for-sale at fair value (cost of $239,233 and
  $215,237, respectively)                                                                   240,690              213,234
Mortgage-backed securities available-for-sale at fair value (cost $52,987 and
  $21,271, respectively)                                                                     59,599               21,523
Conventional mortgage loans - net of allowance for loan losses of $925                      463,328              526,842
Other loans, net                                                                                929                  969
Real estate owned                                                                                 -                   29
Premises and equipment, net                                                                   3,490                3,682
Federal Home Loan Bank stock, at cost                                                        10,400               11,400
Accrued interest receivable                                                                   5,608                5,383
Deferred income tax asset                                                                       767                1,232
Prepaid income taxes                                                                          1,010                  152
Bank owned life insurance                                                                    20,728                    -
Other assets                                                                                  1,429                1,300
                                                                                      -------------         ------------
     Total assets                                                                     $     858,086         $    832,680
                                                                                      =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Passbook, club and other accounts                                                $      80,386         $     69,607
     Money market and NOW accounts                                                           61,502               61,609
     Certificate accounts                                                                   418,009              405,469
                                                                                      -------------         ------------
         Total deposits                                                                     559,897              536,685

Borrowings                                                                                  215,500              219,250
Advances by borrowers for taxes and insurance                                                 5,431               10,993
Accrued interest on deposits                                                                  6,814                  869
Accrued interest on borrowings                                                                1,059                1,183
Dividend payable on common stock                                                                490                  490
Other liabilities                                                                             1,529                1,590
                                                                                      -------------         ------------
     Total liabilities                                                                      790,720              771,060
                                                                                      =============         ============

Stockholders' equity:
     Preferred stock, ($0.01 par value; 2,000,000 shares authorized;
       No shares issued or outstanding)                                                           -                    -
     Common stock ($0.01 par value; 20,000,000 shares authorized;
       8,596,250 issued; 4,758,360 outstanding one stock right per share)                        86                   86
     Paid-in capital                                                                         62,760               62,556
     Unearned ESOP shares (475,966 and 506,257 shares, respectively)                         (3,349)              (3,507)
     Unearned MRP shares (180,845 and 210,727 shares, respectively)                          (2,521)              (2,937)
     Treasury stock (3,837,890 shares)                                                      (62,030)             (62,030)
     Accumulated other comprehensive income/(loss), net of taxes                                883               (1,067)
     Retained earnings                                                                       71,537               68,519
                                                                                      -------------         ------------
     Total Stockholders' Equity                                                              67,366               61,620
                                                                                      -------------         ------------

               Total Liabilities and Stockholders' Equity                             $     858,086         $    832,680
                                                                                      =============         ============

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                  THREE             THREE              NINE              NINE
                                                                  MONTHS            MONTHS            MONTHS            MONTHS
                                                                   ENDED             ENDED             ENDED             ENDED
                                                              SEPT. 30, 2001     SEPT. 30, 2000    SEPT. 30, 2001   SEPT. 30, 20000
                                                              --------------     --------------    --------------   ---------------
Interest income:
   Conventional mortgage loans                                $        8,453     $        9,619    $       26,243   $       28,811
   Interest-bearing deposits                                             203                256             1,116              803
   Mortgage-backed securities                                            728                358             1,325              572
   Federal funds sold                                                     91                183               253              698
   Investment securities                                               2,589              2,577             8,248            7,900
   Other loans                                                            16                 17                50               51
   Federal Home Loan Bank stock                                          177                208               552              598
                                                              --------------     --------------    --------------   --------------
   Total interest and dividend income                                 12,257             13,218            37,787           39,433

   Interest expense on deposits                                        7,101              7,051            22,008           20,261
   Interest expense on borrowings                                      3,167              3,315             9,502            9,757
                                                              --------------     --------------    --------------   --------------
   Total interest expense                                             10,268             10,366            31,510           30,018
                                                              --------------     --------------    --------------   --------------
   Net interest income                                                 1,989              2,852             6,277            9,415

   Provision for loans losses                                              -                  -                 -                -
                                                              --------------     --------------    --------------   --------------
   Net interest income after provision for loans losses                1,989              2,852             6,277            9,415

Other income:
   Loan fees and service charges                                         270                159               785              468
   Gain on sale of securities                                              -                  -               329              138
   Gain on sale of loans                                                   -                  -                62                -
   Income from bank owned life insurance                                 280                  -               728                -
   Miscellaneous income                                                    1                  5               (18)              95
                                                              --------------     --------------    --------------   --------------
   Total other income                                                    551                164             1,886              701

Other general and administrative expense:
   Compensation, payroll taxes and fringe benefits                       685                694             1,953            2,113
   Federal insurance premiums                                             26                 27                78               81
   Office occupancy expense, excluding depreciation                      145                103               436              351
   Depreciation                                                           75                 75               225              219
   Computer services                                                      80                 74               241              206
   Other expenses                                                        268                473               889            1,162
                                                              --------------     --------------    --------------   --------------
   Total general and administrative expense                            1,279              1,446             3,822            4,132
                                                              --------------     --------------    --------------   --------------
   Net Income before provision for income taxes                        1,261              1,570             4,341            5,984
Provision for income taxes:
   Federal                                                               (34)               (41)              446              294
   State                                                                 (58)               168               213              412
   Deferred credit                                                      (111)               (48)             (805)             (99)
                                                              --------------     --------------    --------------   --------------
   Total provision for income taxes                                     (203)                79              (146)             607
                                                              --------------     --------------    --------------   --------------
   Net income                                                 $        1,464     $        1,491    $        4,487   $        5,377
                                                              ==============     ==============    ==============   ==============
   Basic earnings per share                                   $         0.36     $         0.37    $         1.10   $         1.28
   Diluted earnings per share                                 $         0.35     $         0.35    $         1.07   $         1.24
   Weighted average shares outstanding-Basic                           4,099              4,061             4,092            4,190
   Weighted average shares outstanding-Diluted                         4,201              4,213             4,191            4,331

See notes to consolidated financial statements

                            FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (unaudited)
                                (in thousands)

                                                                  THREE             THREE              NINE              NINE
                                                                  MONTHS            MONTHS            MONTHS            MONTHS
                                                                   ENDED             ENDED             ENDED             ENDED
                                                              SEPT. 30, 2001     SEPT. 30, 2000    SEPT. 30, 2001   SEPT. 30, 20000
                                                              --------------     --------------    --------------   ---------------

Net income                                                    $        1,464     $        1,491    $        4,487   $         5,377
                                                              --------------     --------------    --------------   ---------------
Unrealized gains on securities:
   Unrealized holding gains arising during
   the period                                                          2,192              2,184             3,534             6,880
   Less: reclassification adjustment for gains
   realized in net income                                                  -                  -               329                 -
                                                              --------------     --------------    --------------   ---------------
   Other comprehensive income, before taxes                            3,656              3,675             7,692            12,257
Tax expense related to other comprehensive
   income                                                                870                801             1,255             2,677
                                                              --------------     --------------    --------------   ---------------
Comprehensive income                                          $        2,786     $        2,874    $        6,437   $         9,580
                                                              ==============     ==============    ==============   ===============

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (in thousands)
                                  (unaudited)

                                                                                                   Accumulated
                                      Number of                                                     Other Com-
                                       Common                    Unearned    Unearned               prehensive
                                        Stock   Common  Paid-in    ESOP        MRP      Treasury   Income/(loss)  Retained
                                       Shares   Stock   Capital   Shares      Shares      Stock   ,Net of Taxes   Earnings  Total
                                      ---------------------------------------------------------------------------------------------

                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 1999           5,189     $86    $62,217   $(3,740)   $(3,378)   $(55,522)    $(8,931)      $63,786  $54,518
Purchase of treasury stock              (431)                                             (6,533)                            (6,533)
Allocation of ESOP shares                                   179       159                                                       338
Allocation of MRP shares                                     91                  441                                            532
Dividend on common stock ($0.36)                                                                                    (1,480)  (1,480)
Change in unrealized gain or
  (loss), net of taxes of $2,677                                                                       4,203                  4,203
Net income                                                                                                           5,377    5,377
                                                                                                                   -------  -------

Balance at September 30, 2000          4,758     $86    $62,487   $(3,581)   $(2,937)   $(62,055)    $(4,728)      $67,683  $56,955
                                       =====     ===    =======   =======   ========    ========     =======       =======  =======

Balance at December 31, 2000           4,758     $86    $62,556   $(3,507)   $(2,937)   $(62,030)    $(1,067)      $68,519  $61,620
Allocation of ESOP shares                                   185                                                        343
Allocation of MRP shares                                     19       158        416                                            435
Dividend on common stock ($0.36)                                                                                    (1,469)  (1,469)
Change in unrealized gain or
  (loss), net of taxes of $1,337                                                                       1,950                  1,950
Net income                                                                                                           4,487    4,487
                                                                                                                   -------  -------

Balance at September 30, 2001          4,758     $86    $62,760   $(3,349)   $(2,521)   $(62,030)    $   883       $71,537  $67,366
                                       =====     ===    =======   =======    =======    ========     =======       =======  =======

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                          Nine Months Ended           Nine Months Ended
                                                                            SEPT.30, 2001               SEPT.30, 2000
                                                                            --------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $    4,487                  $   5,377
Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation                                                                  225                        219
        Deferred income taxes                                                        (805)                       (99)
        Amortization of premiums and accretion of discounts                           189                        (90)
        Compensation expense-allocation of ESOP and MRP shares                        778                        684
        Loss/(Gain) on sale of real estate owned                                       21                        (84)
        Gain on sale of mortgage-backed securities, available for sale               (314)                         -
        Gain on sale of investment securities, available for sale                     (15)                         -
        Gain on sale of investment securities, held to maturity                         -                       (138)
        Gain on sale of mortgage loans                                                (62)                         -
        Changes in assets and liabilities
            Accrued interest receivable                                              (225)                      (685)
            Accrued interest on deposits                                            5,945                      5,652
            Accrued interest on borrowings                                           (124)                       222
            Prepaid income taxes                                                     (858)                       (93)
            Other assets                                                             (857)                      (116)
            Other liabilities                                                         (60)                    (1,978)
            Dividend payable                                                            -                         34
                                                                               ----------                  ---------

    Net cash provided by operating activities                                       8,325                      8,905
                                                                               ----------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of investment securities, held to maturity                                     -                      5,125
    Sale of investment securities, available for sale                              29,889                          -
    Sale of mortgage-backed securities, available for sale                         21,184                          -
    Purchase of investment securities, available for sale                         (61,671)                         -
    Purchase of mortgage-backed securities, available for sale                    (66,375)                   (23,291)
    Principal repayments on investment securities, available for sale               7,798                      1,429
    Principal repayments on mortgage-backed securities, available for sale          7,002                      1,286
    Maturity of federal funds                                                          90                     28,200
    Sale of conventional loans                                                     20,207                          -
    Net decrease/(increase) in conventional loans                                  43,369                     (1,230)
    Net decrease/(increase) in other loans                                             40                        (14)
    Purchase of Bank Owned Life Insurance                                         (20,000)                         -
    Sale of Federal Home Loan Bank stock                                            1,000                          -
    Net proceeds from sale of real estate owned                                         8                        474
    (Purchase) retirement of premises and equipment                                   (33)                       (52)
                                                                               ----------                  ---------


        Net cash (used for)/provided by investing activities                      (17,492)                    11,927
                                                                               ----------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts and savings
      accounts                                                                     10,672                      4,769
    Net increase in certificate accounts                                           12,540                     11,093
    Net decrease in advances by borrowers for taxes and insurance                  (5,562)                    (5,706)
    Net decrease in borrowings                                                     (3,750)                   (17,500)
    Dividends paid                                                                 (1,469)                    (1,448)
    Purchase of treasury stock                                                          -                     (6,533)
                                                                               ----------                  ---------

        Net cash provided by/(used for) financing activities                       12,429                    (15,325)
                                                                               ----------                  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           3,265                      5,507

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   40,509                     20,468
                                                                               ----------                  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   43,773                  $  25,975
                                                                               ==========                  =========

See notes to consolidated financial statements

                           FIRST BELL BANCORP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                (in thousands)
                                  (unaudited)


SUPPLEMENTAL DISCLOSURES:                                                      Nine Months Ended          Nine Months Ended
    Cash paid for:                                                               SEPT.30, 2001              SEPT.30, 2000
                                                                               ----------------           ----------------
        Interest on deposits and advances by borrowers for
          taxes and insurance                                                          $16,063                     $14,609
        Interest on borrowings                                                           9,626                       9,535
        Income taxes                                                                     1,347                       2,053
Non-cash transactions:
        Transfers from conventional loans to real estate acquired through foreclosures       -                          29
        Increase in additional paid-in capital-ESOP and MRP allocation                     204                         270
        Unrealized appreciation on securities available for sale                         1,950                       6,880

                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


1.  Principles of Consolidation
    ---------------------------

The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue (the "Association") and the Association's wholly-owned subsidiary, 1891 Associates, Inc. All significant intercompany transactions have been eliminated in consolidation. The investment in the Association on First Bell's financial statements and the investment in 1891 Associates, Inc. on the Association's financial statements are carried at the parent company's equity in the underlying net assets.

The consolidated balance sheet as of September 30, 2001 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 2000.


2.  Establishment of a Delaware Holding Company
    -------------------------------------------

In June, 2001 Bell Federal Savings established a Delaware Holding Company subsidiary to hold a portion of the investment securities previously owned exclusively by the Association. Bell Federal Savings provided a $100 million line of credit to the subsidiary. The proceeds from the line of credit were used to purchase $100 million of Bank Qualified Municipal Securities which were previously held as "available for sale" securities by Bell Federal Savings. The securities are also classified as "available for sale" by the Delaware Holding Company subsidiary.

3.  Recent Accounting Pronouncements
    --------------------------------

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No.125, issued in June 1996. SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it retains most of the provisions of SFAS No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of SFAS No 140 did not have a material impact on the Company's financial condition or results of operations.

On June 29, 2001, the FASB approved SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. The implementation had no impact on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. It is anticipated that the implementation of SFAS No, 142 will not have any impact on the consolidated financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the allowance for loan losses discussion and the quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those of management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors, including war or terrorist activities affecting the Company's operations, markets, products, services and prices. The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000.
------------------------------------------------------------------------------

Assets. Total assets were $858.1 million at September 30, 2001 in comparison to $832.7 million at December 31, 2000. There were increases in mortgage-backed securities-available for sale, investment securities-available for sale and Bank Owned Life Insurance ("BOLI"). Offsetting these increases were decreases in conventional mortgage loans and Federal Home Loan Bank stock. Mortgage-backed securities at September 30, 2001 were $59.6 million compared to $21.5 million at December 31, 2000. The increase was the result of the purchase of $66.4 million in mortgage-backed securities offset by sales of mortgage-backed securities of $21.2 million and principal repayments of $7.0 million. Investment securities, available for sale, at September 30, 2001 were $240.7 million compared to $213.2 million at December 31, 2000. The increase was the result of the purchase of $61.7 million in investment securities offset by sales of securities of $29.9 million and principal repayments of $7.8 million. The mortgage backed securities and the securities available for sale were sold to reduce the Association's interest rate risk position. During the first quarter, the Company also purchased $20.0 million in BOLI. Accrued earnings from this purchase are capitalized and are used to defray the cost of employee benefits. Cash increased by $3.3 million to $43.8 million at September 30, 2001 from $40.5 million at December 31, 2000. In addition, the Association's investment in stock of the Federal Home Loan Bank was reduced by $1.0 million as a result of the net decrease in the balance of mortgage loans and mortgage-backed securities.

Liabilities. Total liabilities increased to $790.7 million at September 30, 2001 compared to $771.1 million at December 31, 2000. Increases in deposits and accrued interest on deposits were offset by decreases in borrowings and advances by borrowers for taxes and insurance. Deposits increased by $23.2 million to $559.9 million at September 30, 2001 from $536.7 million at December 31, 2000. The increase was the net result of increases in certificate accounts of $12.5 million and an increase in passbook, club and other accounts of $10.8 million. Accrued interest on deposits increased by $5.9 million to $6.8 million at September 30, 2001 from $869,000 at December 31, 2000. The increase is attributable to the timing of interest payments on certificate accounts. Borrowings decreased by $3.8 million to $215.5 million at September 30, 2001 from $219.3 million at December 31, 2000. The decrease was the result of normal quarterly principal repayments. Advances by borrowers for taxes and insurance decreased by $5.6 million to $5.4 million at September 30, 2001 from $11.0 million at December 31, 2000. The decrease is the result of the timing of customer payments in relation to the actual tax payment of property taxes and insurance payments.

Capital. Total stockholders' equity increased by $5.7 million to $67.4 million at September 30, 2001 from $61.6 million at December 31, 2000. The increase was the result of an increase in the value of the Company's investment securities, net of taxes and an increase in retained earnings. Accumulated other comprehensive gain (loss), net of taxes improved by $2.0 million during the nine month period ended September 31, 2001. Retained earnings increased by $3.0 million to $71.5 million at September 30, 2001 from $68.5 million at December 31, 2000. The increase was the result of net income of $4.5 million reduced by dividends of $1.5 million.

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

The primary use of funds by the Company for the nine months ended September 30, 2001 was the purchase of $20.0 million in Bank Owned Life Insurance, $64.1 million of mortgage-backed securities available-for-sale and investment securities available for sale of $63.1 million. Sources of funds for the nine months ended September 30, 2001 were $51.8 million in principal and interest payments on conventional mortgage loans, sales of mortgage-backed securities and investments, available for sale, of $51.1 million and increases in savings deposits of $23.2 million.

At September 30, 2001, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's Tangible, Tier I (core) capital (to adjusted total assets), Tier I capital (to risk-weighted assets) and Total capital (to risk-weighted assets) ratios were 9.18%, 9.18%, 22.32% and 23.85%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Comparison of Results of Operation for the Nine and Three Months ended September
--------------------------------------------------------------------------------
30, 2001 and 2000.
------------------

General. Net income for the nine months ended September 30, 2001 was $4.5 million in comparison to $5.4 million for the nine months ended September 30, 2000. The decline can be attributable to a decrease in interest income and increases in interest expense offset by increases in other income and decreases in general administrative expenses and income taxes. For the three months ended September 30, 2001, net income was $1.5 million compared to $1.5 million for the three months ended September 30, 2000. Primary fluctuations between the two quarterly periods occurred in other income, general and administrative expenses and the provision for income taxes.

Interest Income. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $2.5 million and $912,000 were made for the nine months and three months ended September 30, 2001, respectively. For the nine and three months ended September 30, 2000, tax equivalent adjustments of $3.0 million and $970,000 were made, respectively. Interest income for the nine months ended September 30, 2001 decreased by $2.1 million or 4.9% to $40.3 million from $42.4 million for the nine months ended September 30, 2000. The decrease was the net result of decreases in interest earned on conventional mortgage loans and federal funds sold while interest earned on mortgage-backed securities and interest bearing deposits increased. Interest on mortgage-backed securities for the nine months ended September 30, 2001 was $1.3 million compared to $572,000 in the prior year. The $753,000 increase can be attributable to an increase in the average balance from $10.8 million to $32.7 million offset by a decrease in the average rate earned on the securities to 5.40% from 7.06%. Interest on interest bearing deposits was $1.1 million for the nine months ended September 30, 2001 compared to $803,000 for the nine months ended September 30, 2000. The $313,000 increase is the net result of a $15.7 million increase in the average balance and a decrease in the average rate from 5.80% to 4.35%. Interest earned on federal funds sold decreased by $445,000 to $253,000 for the nine months ended September 30, 2001 from $698,000 for the comparable 2000 period. The decrease was primarily the result of a decrease in the federal funds sold average balance. Interest earned on conventional mortgage loans decreased $2.6 million or 8.9% to $26.2 million for the nine months ended September 30, 2001 from $28.8 million for the nine months ended September 30, 2000. The decrease was the result of the average rate earned and the average balance on conventional mortgage loans declining for the nine months ended September 30, 2001 from the comparable 2000 period. The decreases in the average rate and the average balance were primarily due to mortgage refinancing and the sale of mortgage loans during the first quarter of the current year. The average rate earned and the average balance for the nine months ended September 30, 2001 were 7.13% and $490.8 million, respectively. For the nine months ended September 30, 2000, the average rate earned and the average balance were 7.19% and $534.4 million, respectively.

Interest income for the three months ended September 30, 2001 decreased by $1.0 million or 7.2% to $12.2 million from $13.2 million for the three months ended September 30, 2000. The decrease was the net result of increases in interest earned on mortgage-backed securities and decreases in interest earned on conventional mortgage loans and interest earned on federal funds sold. Interest earned on mortgage-backed securities was $728,000 for the three months ended September 30, 2001 compared to $358,000 for the comparable 2000 period. The $370,000 increase can be attributable to an increase in the average balance from $20.6 million to $58.8 million offset by a decrease in the average rate earned on the securities to 5.09% from 6.71%. Interest earned on conventional mortgage loans decreased by $1.2 million or 12.1% to $8.5 million for the three months ended September 30, 2001 from $9.6 million for the three months ended September 30, 2000. The decrease was the result of the average balance decreasing to $471.3 million from $535.2 million for the three months ended September 30, 2001 and 2000, respectively. In addition, the average rate earned on conventional mortgage loans decreased to 7.17% for the three months ended September 30, 2001 from 7.19% for the comparable 2000 period. Interest earned on federal funds sold decreased by $92,000 or 50.3% to $91,000 for the three months ended September 30, 2001 from $183,000 for the three months ended September 30, 2000. The decrease can be primarily attributable to the decline of the average balance to $7.2 million from $10.9 million for the three months ended September 30, 2001 and 2000, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 2001 increased by $1.5 million or 5.0% to $31.5 million from $30.0 million for the nine months ended September 30, 2000. The increase was due to the increase in interest expense on deposits offset by a decrease in the cost of borrowings. Interest expense on deposits increased by $1.7 million or 8.6% to $22.0 million for the nine months ended September 30, 2001 from $20.3 million for the nine months ended September 30, 2000. The average rate paid on deposits for the nine months ended September 30, 2001 and 2000 was 5.26% and 5.09%, respectively. The average balance on deposits and borrower's deposits for taxes and insurance was $557.9 million and $530.5 million for the nine months ended September 30, 2001 and 2000, respectively. Interest expense on borrowings decreased by $255,000 to $9.5 million for the nine months ended September 30, 2001 from $9.8 million for the nine months ended September 30, 2000. The average rate paid on borrowings for the nine months ended September 30, 2001 and 2000 was 5.83% and 5.84%, respectively. The average balance on borrowings was $217.2 million and $222.7 million for the nine months ended September 30, 2001 and 2000, respectively.

Interest expense for the three months ended September 30, 2001 decreased by $98,000 to $10.3 million from $10.4 million for the three months ended September 30, 2000. The average balance on deposits and borrower's deposits for taxes and insurance increased from $533.0 million to $560.6 million while the average rate paid on these deposits decreased from 5.33% to 5.07% during the three month periods ended September 30, 2001 and September 30, 2000, respectively. Interest expense on borrowings decreased by $148,000 to $3.2 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000. The average rate paid on borrowings for the three months ended September 30, 2001 and 2000 was 5.87% and 6.00%, respectively. The average balance on borrowings was $215.6 million and $220.9 million for the three months ended September 30, 2001 and 2000, respectively.

Net Interest Income. Net interest income decreased to $8.8 million for the nine months ended September 30, 2001 from $12.4 million for the nine months ended September 30, 2000. The decline was the result of interest expense increasing by $1.5 million while interest income decreased by $2.1 million.

For the three months ended September 30, 2001 net interest income decreased by $921,000 compared to the quarterly period ended September 30, 2000 as a net result of decreases in interest income and interest expense.

Provision for Loan Losses. The provision for loan loss was zero for the nine and three months ended September 30, 2001 and September 30, 2000, respectively. At September 30, 2001, non-performing assets were $538,000 compared to $594,000 at December 31, 2000. The allowance for loan losses equaled 171.9% of total non-performing assets as of September 30, 2001. There were no loans charged off during the nine and three months ended September 30, 2001 and 2000. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of September 30, 2001. There can be no assurance, however, that the

Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of September 30, 2001.

Other Income. Other income for the nine months ended September 30, 2001 increased by $1.2 million or 169.0% to $1.8 million from $701,000 for the nine months ended September 30, 2000. The increase was the result of increases in gains on sale of securities, miscellaneous income and loan fees and service charges. Gains on sale of securities increased to $391,000 for the nine months ended September 30, 2001 from $138,000 for the nine months ended September 30, 2000. Other income increased by $615,000 to $710,000 for the nine months ended September 30, 2001 from $95,000 for the comparable 2000 period largely due to earnings on the BOLI purchase. Loan fees and service charges increased by $317,000 to $785,000 for the nine months ended September 30, 2001 from $468,000 for the comparable 2000 period.

Other income for the three months ended September 30, 2001 increased by $387,000 as the result of increases in miscellaneous income and loan fees and service charges.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2001 decreased by $310,000 or 7.5% to $3.8 million from $4.1 million for the nine months ended September 30, 2000. The decrease was mainly the result of declines in compensation, payroll taxes and fringe benefits and other expenses. Compensation, payroll taxes and fringe benefits decreased by $160,000 or 7.6% to $2.0 million for the nine months ended September 30, 2001 from $2.1 million from the nine months ended September 30, 2000. The decrease was the result of a temporary reduction in employees and the decrease in the cost of employee stock programs. Other expenses declined by $273,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Office occupancy expense increased by $85,000 or 24.2% to $436,000 for the nine months ended September 30, 2001 from $351,000 for the nine months ended September 30, 2000. The increase was due to expenses associated with the maintenance of buildings and equipment and increases in rent paid for the Association's branch offices. The cost of computer services increased to $241,000 from $206,000 as a result of the growth in the number of customer accounts processed and the addition of internet banking.

General and administrative expenses for the three months ended September 30, 2001 decreased by $167,000 or 11.5%. The decrease was the result of the same factors causing the change in general and administrative expenses for the nine month period ended September 30, 2001.

Income Taxes. Tax equivalent income taxes decreased by $1.2 million or 32.9% to $2.4 million for the nine months ended September 30, 2001 from $3.6 million for the comparable 2000 period. The decrease was primarily the result of net income before taxes declining to $6.8 million from $9.0 million for the nine months ended September 30, 2001 and 2000, respectively. Tax equivalent adjustments of $2.5 million and $3.0 million were made for the nine months ended September 30, 2001 and 2000, respectively.

Tax equivalent income taxes for the three months ended September 30, 2001 decreased to $707,000 from $1.0 million for the three months ended September 30, 2000. The decrease was the result of an increase in the percentage of non-taxable income in proportion to taxable income earned during the respective periods. Tax equivalent adjustments of $912,000 and $970,000 were made during the respective quarters.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 2000 to September 30, 2001. However, the OTS results are not yet available for the quarter ended September 30, 2001. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 2000. The Company saw a narrowing of its interest margin due to the rise in interest rates that occurred during 1999 and 2000. In fiscal year 2001, the federal reserve has decreased short-term interest rates. The effects of these decreases however, have not yet fully translated into lower deposit costs due to the maturity dates on the Company's certificates of deposit.

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

         (b) Reports on Form 8-K

            Form 8-K filed August 28, 2001, Item 4, Change in Certifying Accountant

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST BELL BANCORP, INC.
                                           (Registrant)




Date:     November 14, 2001                            /s/  Albert H. Eckert, II
                                                     ---------------------------
                                           Albert H. Eckert, II
                                           President and Chief Executive Officer




Date:     November 14, 2001                            /s/ Jeffrey M. Hinds
                                                       -----------------------
                                           Jeffrey M. Hinds
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Accounting Officer)