Form 10-K405
period 2001-12-31
FIRST BELL BANCORP INC
filed 2002-03-29
CIK 932697

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

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

      Registrant's telephone number, including area code: (302) 427-7883
          Securities registered pursuant to Section 12(b) of the Act
                                     None
                               (Title of class)
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2002, the Registrant had 4,774,436 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                        INDEX

                                                                           PAGE
                                                                           ----
PART I

Item 1.    Business.......................................................    1

Item 2.    Properties.....................................................   28

Item 3.    Legal Proceedings..............................................   29

Item 4.    Submission of Matters to a Vote of Security Holders............   29
PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................   29

Item 6.    Selected Financial Data........................................   29

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   29

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk......   29

Item 8.    Financial Statements and Supplementary Data....................   30

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................   30
PART III

Item 10.   Directors and Executive Officers of the Registrant.............   31

Item 11.   Executive Compensation.........................................   31

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................   31

Item 13.   Certain Relationships and Related Transactions.................   31
PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K....................................................   31

SIGNATURES................................................................   34

PART 1

Item 1.  Business

General

     First Bell Bancorp, Inc (the "Company") is incorporated under Delaware law and is a savings and loan holding company subject to regulations by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). First Bell Bancorp, Inc. owns all of the capital stock of its subsidiary, Bell Federal Savings and Loan Association of Bellevue (the "Association"). In June 2001, the Association established a Delaware Holding Company subsidiary, 1891 Associates, Inc., to hold a portion of the investment securities previously owned exclusively by the Association. At December 31, 2001, the Company had consolidated total assets of $855.2 million and total equity of $66.4 million. Currently, the Company does not transact any material business other than through its subsidiary, the Association. All references to the Company include the Association and it subsidiary, 1891 Associates, Inc., unless otherwise indicated.

     Bell Federal Savings and Loan Association of Bellevue was originally founded in 1891 as the Commercial Building and Loan Association, a state chartered building and loan association. In 1941, the Association converted to a federally chartered mutual savings and loan association and changed its name to First Federal Savings and Loan Association of Bellevue. The Association again changed its name in 1971 to Bell Federal Savings and Loan Association of Bellevue. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"). The Association's business is conducted through six branch offices located throughout the suburban Pittsburgh, Pennsylvania area and its principal office in the borough of Bellevue. The Company's principal executive office is located at Suite 1704, 300 Delaware Avenue, Wilmington, Delaware 19801 and its executive office telephone number is
(302) 427-7883.

     The principal business of the Company is to operate a traditional customer oriented savings and loan association. The Company attracts retail deposits from the general public and invests those funds primarily in fixed and adjustable-rate, owner-occupied, single-family conventional mortgage loans and, to much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. The Company's revenues are derived principally from interest on conventional mortgage loans, interest and dividends on investment securities and short-term investments and other fees and service charges. The Company's primary sources of funds are deposits and borrowings.

     The Association is subject to extensive regulation, supervision and examination by the OTS, its primary regulator and the FDIC, which insures its deposits. The Association is a member of the Federal Home Loan Bank ("FHLB").

Private Securities Litigation Reform Act Safe Harbor Statement

     In addition to historical information, this 10-K includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the allowance for loan losses discussion and certain sections of the 2001 Annual Report incorporated herein. The Company's actual results could differ materially from those of management's expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

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


Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Composition. The loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family, owner-occupied residences, and, to a much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. Mortgage loans are originated to be held in the portfolio. At December 31, 2001, total loans receivable were $441.5 million, of which $420.8 million, or 95.3%, were conventional mortgage loans. Of the conventional mortgage loans outstanding at that date, 91.0% were fixed-rate loans. At December 31, 2001, the loan portfolio also included $5.7 million of residential construction loans; $241,000 of multi-family loans; $14.0 million of residential home equity loans; and $778,000 of other consumer loans. The Association also offers FHA/VA qualifying one- to four-family residential mortgage loans.

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

     Set forth below is a table showing loan origination, purchase and sales activity for the periods indicated.

                                                                               For the Year Ended December 31,
                                                                      -------------------------------------------------
                                                                        2001                 2000                 1999
                                                                      --------             --------             --------
                                                                                   (in thousands)
Loans receivable at beginning of period                               $536,129             $545,222             $559,846

Additions:
      Originations of conventional mortgages(1)(2)                      26,005               50,582               82,564

Reductions:
       Transfer of mortgage loans to foreclosed real                        --                   29                  459
        estate
       Repayments(1)                                                   100,397               59,646               96,729
       Loan sales                                                       20,207                   --                   --
                                                                      --------             --------             --------

           Total reductions                                            120,604               59,675               97,188
                                                                      --------             --------             --------

           Total loans receivable at end of period                    $441,530             $536,129             $545,222
                                                                      ========             ========             ========

Mortgage-backed securities at beginning of period                     $ 21,523             $     --             $     --

       Purchases                                                        66,375               23,073                   --
       Sales                                                            21,184                   --                   --
       Repayments                                                       10,477                1,768                   --
       (Discount accretion), net                                          (295)                 (34)                  --
       Unrealized gain or loss                                              53                  252                   --
                                                                      --------             --------             --------
Mortgage-backed securities at end of period                           $ 55,995             $ 21,523             $     --
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

                                                                                                    At December 31.  (in thousands)
                                                                                                    -------------------------------
                                                               2001                     2000                      1999
                                                             --------                 --------                  --------
                                                                  Percent of               Percent of                Percent of
                                                        Amount      Total        Amount      Total         Amount      Total
                                                      ---------   ----------   ---------   ----------     --------   ----------
Real estate loans:
        Conventional mortgages                         $420,780        95.30%   $507,601        94.68%    $516,514        94.73%
        Residential construction loans                    5,716         1.30      12,087         2.25       16,229         2.98
        Multi family loans                                  241         0.05         399         0.07          500         0.09
        Second mortgage loans                            14,015         3.17      15,073         2.82       11,012         2.02
                                                       --------       ------    --------       ------     --------       ------
           Total real estate loans                      440,752        99.82     535,160        99.82      544,255        99.82

Consumer loans:
        Loans on deposit accounts                           778         0.18         969         0.18          967         0.18
        Home improvement loans                                -            -           -            -            -            -
                                                       --------       ------    --------       ------     --------       ------
           Total consumer loans                             778         0.18         969         0.18          967         0.18
                                                       --------       ------    --------       ------     --------       ------
Total loans receivable                                  441,530       100.00%    536,129       100.00%     545,222       100.00%
                                                                      ======                   ======                    ======

Less:
        Undisbursed portion of loans in process           2,568                    5,373                     8,652
        Deferred net loan origination fees                1,564                    2,020                     2,386
        Allowance for loan losses                           925                      925                       925
                                                       --------                 --------                  --------
           Loans receivable, net                       $436,473                 $527,811                  $533,259
                                                       ========                 ========                  ========

Mortgage-backed securities
        GNMA                                           $      -            -%   $ 12,148        56.44%    $      -            - %
        FHLMC                                                 -            -           -            -            -            -
        FNMA                                             55,995       100.00       9,375        43.56            -            -
                                                       --------       ------    --------       ------     --------       ------
           Total mortgage-backed securities            $ 55,995       100.00%   $ 21,523       100.00%    $      -            -%
                                                       ========       ======    ========       ======     ========       ======

                                                           1998                   1997
                                                         ---------              ---------
                                                                Percent of             Percent of
                                                       Amount     Total       Amount     Total
                                                      --------  ----------   --------  ----------
Real estate loans:
        Conventional mortgages                        $535,864       95.72%  $568,405       95.37%
        Residential construction loans                  17,924        3.20     25,563        4.29
        Multi family loans                                 651        0.12        860        0.14
        Second mortgage loans                            4,508        0.81        268        0.05
                                                      --------      ------   --------      ------
           Total real estate loans                     558,947       99.85    595,096       99.85

Consumer loans:
        Loans on deposit accounts                          895        0.15        899        0.15
        Home improvement loans                               4           -          8           -
                                                      --------      ------   --------      ------
           Total consumer loans                            899        0.15        907        0.15
                                                      --------      ------   --------      ------
Total loans receivable                                 559,846      100.00%   596,003      100.00%
                                                                    ======                 ======

Less:
        Undisbursed portion of loans in process         10,354                 12,072
        Deferred net loan origination fees               3,153                  3,822
        Allowance for loan losses                          805                    715
                                                      --------               --------
           Loans receivable, net                      $545,534               $579,394
                                                      ========               ========

Mortgage-backed securities
        GNMA                                          $      -           -%  $ 26,958       84.55%
        FHLMC                                                -           -          -           -
        FNMA                                                 -           -      4,927       15.45
                                                      --------      ------   --------      ------
           Total mortgage-backed securities           $      -           -%  $ 31,885      100.00%
                                                      ========      ======   ========      ======

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the portfolio based on their remaining contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $100.4 million, $59.6 million and $96.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                              At December 31, 2001  (in thousands)
                                               -----------------------------------------------------------------------------------
                                                                 More Than Three   More Than Six     More Than     More Than Three
                                               Three Months or    Months to Six      Months to        One Year         Years to
                                                    Less              Months       Twelve Months   to Three Years     Five Years
                                               -----------------------------------------------------------------------------------
Interest-earning Assets:
   Real estate loans:
      One-to-four-family adjustable-
         rate loans........................         $   --              $   -        $   --            $   49           $  105
      One-to-four-family fixed-rate
         loans.............................             91                 11            75               832            3,114
      Residential construction loans                    --                 --            --                --               --
      Multi family.........................             --                 --             2                54               --
      Second mortgage loans................          2,263                 40            54             3,187            6,202
                                                    ------              -----        ------            ------           ------

         Total Real Estate Loans                     2,354                 51           131             4,122            9,421

Consumer Loans                                         778                 --            --                 -               --
                                                    ------              -----        ------            ------           ------

         Total loans.......................         $3,132              $  51        $  131            $4,122           $9,421
                                                    ======              =====        ======            ======           ======

                                                          ---------------------------------------
                                                          More Than Five
                                                             Years to       More Than
                                                            Ten Years       Ten Years     Total
                                                          ---------------------------------------
Interest-earning Assets:
   Real estate loans:
      One-to-four-family adjustable-
         rate loans........................                  $   100       $ 37,777      $ 38,031
      One-to-four-family fixed-rate
         loans.............................                   81,184        297,442       382,749
      Residential construction loans                              --          5,716         5,716
      Multi family.........................                      185             --           241
      Second mortgage loans................                    2,269             --        14,015
                                                             -------       --------      --------
         Total Real Estate Loans                              83,738        340,935       440,752

Consumer Loans                                                    --             --           778
                                                             -------       --------      --------

         Total loans.......................                  $83,738       $340,935      $441,530
                                                             =======       ========      ========

     The following table sets forth the dollar amount of all loans and mortgage-backed securities at December 31, 2001, which have fixed or adjustable interest rates, and which are due after December 31, 2002.

                                                            Due After December 31, 2002
                                                    --------------------------------------------
                                                     Fixed            Adjustable         Total
                                                    --------          ----------        --------
                                                                    (In thousands)
Real estate loans:
  Conventional mortgages....................        $382,572            $38,031         $420,603
  Residential construction..................           1,910              3,806            5,716
  Multi-family..............................             239                  -              239
  Second mortgage...........................           9,851              1,807           11,658
                                                    --------            -------         --------

     Total loans............................         394,572             43,644          438,216

Mortgage backed securities                                 -             55,995           55,995
                                                    --------            -------         --------
                                                    $394,572            $99,639         $494,211
                                                    ========            =======         ========

     One- to Four-Family Residential Mortgage Lending Residential mortgage loans are primarily secured by owner-occupied one-to-four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association originates fixed-rate loans and adjustable rate mortgage ("ARM") loans.

     Originated mortgage loans are held in the loan portfolio and are secured by properties located within the Association's primary market area. Historically, the market interest rates of mortgage loans in the Pittsburgh area have been below national averages. The mortgage loan portfolio has decreased from $535.2 million at December 31, 2000 to $440.8 million at December 31, 2001.

     The Association from time to time purchases one- to four-family mortgage loans and loan participations. A number of these loans are secured by properties located outside the Association's market area, such as other regions of Pennsylvania, California, Illinois, Maryland, New York, Texas, Virginia, Utah, North Carolina, Tennessee and Georgia. The Association did not purchase any mortgage loans or participations in 2001. At December 31, 2001, the Association had $8.8 million in purchased mortgage loans and loan participations serviced by others, totalling 2.0% of the total loan portfolio at that date, primarily secured by one- to four-family residences. The Association intends to continue purchasing loans to supplement reduced loan demand as needed. Loans purchased generally must meet the same underwriting criteria as loans originated by the Association.

     In February 2001, the Company sold approximately $20.2 million fixed rate mortgage loans. The sale of loans was completed to improve the Company's interest rate risk position. There were no loan sales for the years ended December 31, 2000 and 1999. Most of the loan portfolio is underwritten in conformity with Federal National Mortgage Association ("FNMA") secondary market requirements. Although the

Association has been approved by FNMA to sell loans in the secondary market, there is no assurance that the Association will be able to originate loans for sale in the secondary market or, that if originated, such loans will be sold in the secondary market in the future. Should the Association decide to sell mortgage loans in the future, the lower interest rates on such loans, characteristic of the Pittsburgh market, may tend to diminish the demand for such loans in the secondary market.

     In 2001, the maximum loan to value ratio on Adjustable Rate Loans was increased to 90%. On all other conventional mortgages with the exception of Community Reinvestment Act ("CRA") loans, the maximum loan-to-value ratio is 80%. If the loan to value ratio exceeds 80%, private mortgage insurance is purchased to bring the Company's exposure at or below 80%. As a result, a majority of borrowers are previous homeowners, whom the Association believes to be relatively stable borrowers. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans. One-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the portfolio generally include due-on-sale clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Association's policy to enforce due-on-sale clauses. The residential mortgage loans originated are generally for terms to maturity from 15 to 30 years. At December 31, 2001, the maximum one-to four-family loan amount is $600,000, unless otherwise approved by the Board of Directors.

     Presently, four ARM loans are offered; a one-year, three-year, five-year and 7/1 ARM loan. The one-year ARM loan has an interest rate that adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. The one-year ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. This mortgage can convert to a fixed-rate loan at specified times during the first five years. The three-year ARM loan has an interest rate that adjusts every three years based on a spread of 2.75 percentage points above the rate on three-year United States Treasury securities. The three-year ARM is subject to a limitation on interest rate increases and decreases of 2% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate and a floor rate equal to the origination interest rate. The five-year ARM loan has an interest rate that adjusts every five years based on a spread of 2.75 percentage points above the rate on five-year United States Treasury securities. The five-year ARM loan is subject to a limitation on interest rate increases and decreases of 3.0% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. The 7/1 ARM loan has an interest rate that remains constant for the first seven years and then the interest rate adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. After the initial seven years, this ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor equal to the origination interest rate. The mortgage can convert to a fixed-rate loan at the first change date.

     The volume and types of ARM loans originated are affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In 2001, $5.7 million of the $26.0 million, or 21.9%, of the conventional mortgage and construction loans originated were adjustable rate mortgages. Although ARM loans will continue to be offered, there can be no assurance that in the future ARM loans will be originated in sufficient volume to constitute a significant portion of the loan portfolio.

     In an effort to provide financing for low and moderate income home buyers, additional single family residential mortgage loans are offered to low and moderate income borrowers and residents of CRA neighborhoods, with terms of up to 30 years. Such loans must be secured by a single-family, owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and expenses. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its CRA loans, a lower rate of return is expected on such loans, as compared to other residential mortgage loans. For the years ended December 31, 2001, 2000 and 1999, the Association originated 16, 35, and 47 loans under the CRA loan program, respectively, with aggregate dollar amounts of $1.1 million, $2.1 million, and $2.8 million, respectively.

     Residential Construction Loans. The Association originates loans for the construction of one-to four-family residential properties. Such loans are made on contract directly to the home buyer. Residential construction loans are subject to the same maximum loan amounts as conventional mortgage loans. Residential construction loans are made for terms of up to one year, at which time the loans convert to permanent conventional mortgage financing.
Residential construction loans are generally offered at the Association's prevailing interest rate. An additional fee may be charged for construction servicing. Advances are made to builders as phases of construction of the property are completed. As of December 31, 2001, the Association's residential construction loans totaled $5.7 million, or 1.3% of the total loan portfolio.
Of these construction loans, $2.6 million had been committed but was undisbursed as of that date.

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

     Multi-Family Loans. In prior years, the Association also originated multi-family loans. As of December 31, 2001, the Association's total loan portfolio contained 7 multi-family loans, totalling $241,000, or 0.1%, of total loans. Since 1991, the Association has not originated any multi-family mortgage loans. In the future, the Association may originate a limited number of multi-family loans on a case-by-case basis.

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

     Second Mortgage Loans. During 1998, the Association began offering home equity installment and line of credit loans to homeowners in its lending territory. Home equity installment loans are underwritten for a fixed rate with a five year term or an adjustable rate ten year term in which the rate adjusts after the fifth year based on the prime rate. Line of credit loans can be drawn on for ten years and paid back in twenty years and are based on the prime rate. The Association offers second mortgage loans with maximum combined loan-to-value ratios of up to 80%. During 2001 the Association originated 197 home equity installment and line of credit loans totaling $5.0 million. At December 31, 2001, the Association had $14.0 million or 3.2% of total loans in second mortgage loans.

     Consumer Loans. The Association also offers secured consumer loans. At December 31, 2001, the Association's consumer loans totalled $778,000, or 0.2% of the Association's total loan portfolio, all of which were secured by deposit accounts.

     Loan Servicing and Loan Fees. Servicing on all loans that have been sold has been retained. Fees are received for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2001, the Association was servicing $31.0 million of loans for others. Loan servicing income was $40,000, $6,000 and $7,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Association also receives income in the form of service charges and other fees on loans. For the years ended December 31, 2001, 2000 and 1999, the Association earned $576,000, $167,000 and $142,000, respectively, in loan related service charges and other fees.

     Mortgage-backed Securities. As of December 31, 2001, the Association had $56.0 million in mortgage-backed securities. These securities consisted of five Federal National Mortgage Association ("FNMA"), adjustable rate securities, with a fair value of $56.0 million. These securities are classified as available-for-sale. At December 31, 2000 the Association had $21.5 million in mortgage-backed securities. The Association had no mortgage-backed securities at December 31, 1999. The Association may invest in mortgage-backed securities in the future to offset any significant decrease in demand for one- to four-family loans.

     Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Association's Loan Committee. All mortgage loans must be approved by the Loan Committee. As of December 31, 2001, any loan application over $600,000 must be approved by the Board of Directors.

     Upon receipt of a completed loan application from a prospective borrower, the Association generally orders a credit report, verifies employment, income and other information, and, if necessary, obtains additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. All appraisals are performed by licensed certified appraisers. The Board of Directors annually approves the independent appraisers used by the Association and reviews the Association's appraisal policy. When the credit information is obtained and an appraisal is completed, loans are presented for approval to the Association's Loan Committee. The Loan Committee must approve all loans originated by the Association.

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

Delinquent Loans. At December 31, 2001, 2000 and 1999, delinquencies in the loan portfolio were as follows:

                                                 At December 31, 2001                                 At December 31, 2000
                              ------------------------------------------------------   -------------------------------------------
                                   60 - 89 Days              90 Days or More             60 - 89 Days           90 Days or More
                              ------------------------  ----------------------------   --------------------- ---------------------
                                           Principal                    Principal                  Principal             Principal
                                Number of  Balance of    Number of     Balance of     Number of   Balance of  Number of  Balance of
                                  Loans      Loans         Loans          Loans         Loans        Loans      Loans       Loans
                                --------- -----------                  -----------                ----------   --------  -----------
                                                     (Dollars in thousands)                              (Dollars in thousands)
Conventional mortgage loans...      14        $1,568             23         $1,026            10         $ 405       13      $ 565
Second mortgage loans.........       1            10              1             30            --            --       --         --
Multi-family loans............      --            --             --             --            --            --       --         --
Consumer loans................      --            --             --             --            --            --       --         --
                                    --        ------             --         ------          ----         -----  -------      -----
     Total loans..............      15        $1,578             24         $1,056            10         $ 405       13      $ 565
                                    ==        ======             ==         ======          ====         =====  =======      =====

Delinquent loans to
 total loans..................                  0.36%                         0.24%                       0.08%               0.11%
                                              ======                        ======                       =====                ====

                                                                                 At December 31, 1999
                                                      -----------------------------------------------------------------------------
                                                                60 - 89 Days                               90 Days or More
                                                      -------------------------------------       ---------------------------------
                                                                              Principal                                 Principal
                                                          Number of           Balance of             Number of          Balance of
                                                             Loans              Loans                  Loans              Loans
                                                      -------------------  -----------------      --------------      --------------
                                                                                      (Dollars in thousands)
          Conventional mortgage loans..................        $    2           $   127                  $     7           $   269
          Second mortgage loans........................            --                --                       --
          Multi-family loans...........................            --                --                       --                --
          Consumer loans...............................            --                --                       --                --
                                                               ------            ------                  -------           -------
               Total loans.............................        $    2            $  127                  $     7           $   269
                                                               ======            ======                  =======           =======
          Delinquent loans to total loans..............                            0.02%                                      0.05%
                                                                                 ======                                    =======

     Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-accrual mortgage and other loans and real estate owned ("REO"). Interest is not accrued on loans past due 90 days or more. The Association had no real estate owned and no in substance foreclosures at December 31, 2001. During the years ended December 31, 2001, 2000 and 1999, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, totalled $50,000, $32,000, and $6,000, respectively. Interest income recorded on non-accrual loans was $57,000, $33,000, and $8,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                            At December 31,
                                                ------------------------------------------------------------------
                                                      2001         2000          1999          1998          1997
                                                -----------       ------       -------       -------       -------
                                                                        (Dollars in Thousands)
Non-accrual delinquent mortgage loans...........    $1,056         $ 565         $ 269         $ 498         $ 634
Non-accrual delinquent other loans..............        --            --            --            --            --
                                                    ------         -----         -----         -----         -----
  Total non-performing loans....................     1,056           565           269           498           634
Real estate owned...............................        --            29           390            82            --
                                                    ------         -----         -----         -----         -----
   Total non-performing assets..................    $1,056         $ 594         $ 659         $ 580         $ 634
                                                    ======         =====         =====         =====         =====
Total non-performing loans to total loans.......      0.24%         0.11%         0.05%         0.10%         0.11%
Total non-performing assets to total assets.....      0.12%         0.07%         0.08%         0.08%         0.09%

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

     At December 31, 2001, classified assets totaled $1.1 million, or 0.12% of total assets, and consisted of twenty-three conventional and one second mortgage loan classified as "Substandard".

     Allowance for Loan Losses, Investments in Real Estate and Real Estate Owned. The allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the condition of the local economy in the Company's market area. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to cover losses inherent in the portfolio as of December 31, 2001. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, such as a material increase in the balance of the loan portfolio.

The following table sets forth the allowance for loan losses at the dates indicated.

                                                                            For the Years Ended December 31,
                                                    ------------------------------------------------------------------------------
                                                        2001            2000             1999             1998             1997
                                                    -----------      ----------      -----------      -----------      -----------
                                                                                     (in thousands)
Allowance for loan losses:
Balance at beginning of period..........................  $ 925           $ 925            $ 805            $ 715            $ 665
Charge-offs:
    Conventional mortgages..............................     --              --               --               --               --
    Residential construction............................     --              --               --               --               --
    Multi-family........................................     --              --               --               --               --
    Consumer............................................     --              --               --               --               --
                                                          -----           -----            -----            -----            -----
      Total charge-offs.................................     --              --               --               --               --
Total recoveries........................................     --              --               --               --                5

Provision for (recovery of) loan losses.................     --              --              120               90               45
                                                          -----           -----            -----            -----            -----
Balance at end of period(1).............................  $ 925           $ 925            $ 925            $ 805            $ 715
                                                          =====           =====            =====            =====            =====
Ratio of net charge-offs during the period to
 average loans outstanding during the period............     --%             --%              --%              --%              --%

Ratio of allowance for loan losses to total
 loans at the end of the period.........................   0.21%           0.18%            0.17%            0.15%            0.12%

Ratio of allowance for loan losses to
 non-performing assets at the end of the period.........   .88x           1.56x            1.40x            1.39x            1.13x

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

     Investment Securities. OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The Association's investment policy provides for "held for investment" and "available for sale" portfolios. Although the Association's investment policy allows that some investments and loans will qualify to be held-to-maturity, the policy allows the sale of investments in certain specific instances, such as when the quality of an asset deteriorates, or when regulatory changes require that an asset be disposed. At December 31, 2001, the Association had total investments of $291.8 million, all of which were classified as available-for-sale. The investments classified as available-for-sale consisted of $178.1 million in municipal securities, $47.5 million in Small Business Association securities, $46.0 million in collateralized mortgage obligations ("CMO's"), $4.8 million in Federal Home Loan Bank bonds, $5.0 million in Trust Preferred securities, $10.4 million in Federal Home Loan Bank Stock and $4,000 in stock of FNMA.

     The following table sets forth certain information regarding the carrying and market values of the portfolio of investment securities available-for-sale and held-to-maturity at the dates indicated:


                                                                                 At December 31,
                                                 --------------------------------------------------------------------------
                                                           2001                    2000                       1999
                                                ------------------------------------------------    -----------------------
                                                    Carrying     Market     Carrying     Market      Carrying      Market
                                                     Value       Value       Value       Value        Value        Value
                                                 ------------   --------   ---------   ---------    ----------   ----------
                                                                                  (In thousands)
Investment securities:
   Municipal securities.........................    $179,969    $178,162    $199,196    $197,186      $199,141        $184,768
   U.S. Treasury securities.....................          --          --          --          --         4,985           5,167
   Agency Securities (Small Bus. Admin.)........      47,895      47,470          --          --            --              --
   Collateralized mortgage obligations..........      45,989      45,989      11,037      11,044        12,902          12,761
   FHLB bond....................................       5,000       4,805       5,000       5,000         5,000           4,853
   Other investments............................       5,004       5,004           4           4             4              75
   FHLB Stock...................................      10,400      10,400      11,400      11,400        11,400          11,400
                                                    --------    --------    --------    --------      --------        --------
     Total investments..........................    $294,257    $291,830    $226,637    $224,634      $233,432        $219,024
                                                    ========    ========    ========    ========      ========        ========

     Other Investments.   In 2001, the Company purchased $20.0 million in Bank
Owned Life Insurance ("BOLI"). This insurance was purchased as a means to offset employee benefit costs and earned $1.0 million in the year ended December 31, 2001.

     The following table sets forth the carrying values, market values and average yields for the Association's available for sale investment portfolio (excluding $10.4 million in FHLB stock and $4,000 in FNMA stock) by maturity, call date or repricing date, whichever is first, at December 31, 2001, (dollars in thousands).

                          One Year or Less     One to Five Years    Five to Ten Years   More than Ten Years    Total Securities
                         -------------------  -------------------  -------------------  --------------------  -------------------
                                   Weighted             Weighted             Weighted              Weighted             Weighted
                         Carrying   Average   Carrying   Average   Carrying   Average   Carrying    Average   Carrying   Average
                          Value      Yield     Value      Yield     Value      Yield      Value      Yield     Value      Yield
                         --------  ---------  --------  ---------  --------  ---------  ---------  ---------  --------  ---------
Investment Securities:
  Municipal securities    $   810      5.31%  $163,679      4.53%   $12,304      4.56%    $ 3,176      4.45%  $179,969      4.54%
   Agency securities      $47,895      3.62%        --        --         --        --          --        --   $ 47,895      3.62%
  Collateralized
   Mortgage Obligations   $11,407      5.96%  $  9,704      5.79%   $14,934      6.08%    $ 9,944      6.64%  $ 45,989      6.11%

  FHLB bond               $ 5,000      5.00%        --        --         --        --          --        --   $  5,000      5.00%
   Trust-preferred
     securities           $ 5,000      3.63%        --        --         --        --          --        --   $  5,000      3.63%
     Totals:              $70,112      4.12%  $173,383      4.60%   $27,238      5.39%    $13,120      6.11%  $283,853      4.63%

Sources of Funds

     General. The lending and investment activities are predominantly funded by savings deposits, borrowings, interest and principal payments on loans and other investments, and loan origination fees.

     Deposits. Deposits serve as the predominant source of funds. The Association offers interest rates on deposits that are competitive in the Greater Pittsburgh market area to maintain a strong depositor base. Deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. The Association relies on its competitive pricing policies and customer service to maintain deposit growth. The Association has produced an overall increase in total deposits of 9.7%, from $511.9 million at December 31, 1999 to $561.3 million at December 31, 2001. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The following table presents the deposit activity for the periods indicated.

                                                                      For the Years Ended December 31,
                                                             --------------------------------------------------
                                                                2001                2000               1999
                                                             -----------         -----------        -----------
                                                                                (In thousands)
Deposits...........................................             $784,598            $817,448           $740,561
Withdrawals........................................              768,639             808,601            737,891
                                                                --------            --------           --------
Net increase before interest credited..............               15,959               8,847              2,670
Interest credited..................................                8,708              15,907             14,133
                                                                --------            --------           --------
Net increase in deposits...........................             $ 24,667            $ 24,754           $ 16,803
                                                                ========            ========           ========


     The following table indicates the amount of the certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2001.

                                                                             Amount
                                                                       ------------------
                                                                         (In thousands)
               Maturity Period:
                  Three months or less...........................                 $17,070
                  Over three through six months..................                   6,967
                  Over six through 12 months.....................                  15,539
                  Over 12 months.................................                  11,702
                                                                                  -------
                     Total.......................................                 $51,278
                                                                                  =======

     The following table sets forth the distribution of the average daily balance of deposit accounts and borrowings for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                       Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                2001                             2000                            1999
                                  -------------------------------  ------------------------------- ---------------------------------
                                                        Weighted                         Weighted                          Weighted
                                                        Average                          Average                            Average
                                    Average              Nominal     Average             Nominal     Average                Nominal
                                    Balance   Interest    Rate       Balance   Interest   Rate       Balance    Interest     Rate
                                  ---------- --------- ----------  ---------  --------- ---------- ----------  ---------- ----------
                                                                        (in thousands)
Money market and NOW
  deposits......................    $ 76,970   $ 1,601    2.08%     $ 83,044   $ 1,637    1.97%    $ 53,508      $ 1,404     2.62%

Savings deposits................      73,756     2,437    3.30        59,000     2,737    4.64       85,151        3,021     3.55

Certificates of deposit.........     410,250    24,475    5.97       389,054    23,256    5.98      356,439       19,751     5.54

Borrowings......................     216,552    12,635    5.83       221,960    13,047    5.88      230,335       12,886     5.59
                                    --------   -------              --------   -------             --------      -------
    Total interest-bearing
      liabilities...............    $777,528   $41,148    5.29      $753,058   $40,677    5.40     $725,433      $37,062     5.11
                                    ========   =======              ========   =======             ========      =======

    The following table presents the amount of certificate accounts outstanding based upon original contractual periods to maturity and contracted rates, at December 31, 2001, and based upon contracted rates, at December 31, 2000 and 1999.

                                                         December 31, 2001                                        At December 31,
                           ---------------------------------------------------------------------------------    -------------------
                           Less Than      One to     Two to      Three to    Four to    Five to      Total
                           One Year        Two       Three         Four       Five        Ten       December
                                          Years      Years        Years       Years      Years      31, 2001      2000       1999
                           ---------     -------     -------     --------    -------    -------     --------    --------   --------
                                                                          (In thousands)
Certificate Accounts:
  1.50% to 5.50%.......     $212,021     $23,955     $16,537      $1,389     $ 6,288    $ 1,338     $261,528    $ 30,631   $217,751
  5.501% to 6.00%......       10,953       5,054         579         362      15,510      2,319       34,777      73,556    119,707
  6.001% to 6.50%......        1,048       7,393       4,359         332       3,833      5,854       22,819     110,565     29,773
  6.501% to 7.50%......           21      50,982      14,427         860       6,865     14,074       87,229     188,371     14,350
  7.501% to 8.50%......           --          --          --          --          --         56           56       2,346      2,750
  8.501% to 9.50%......           --          --          --          --          --         --           --          --      2,033
                            --------     -------     -------      ------     -------    -------     --------    --------   --------
                            $224,043     $87,384     $35,902      $2,943     $32,496    $23,641     $406,409    $405,469   $386,364
                            ========     =======     =======      ======     =======    =======     ========    ========   ========

Borrowings

    Borrowings are used in conjunction with deposits in funding the operating and investment activity of the Company. At December 31, 2001, the Company had borrowings of $214.3 million. Of these borrowings, $208.0 million are held at the Association level and the remaining $6.3 is held at the Company level. All of the Association's borrowings have an original contractual maturity of ten years. However, every six months the FHLB has the option to convert $70 million of these borrowings to an adjustable rate based on the three month LIBOR. If the FHLB elects to convert the borrowings to an adjustable rate, the borrowings can be repaid without penalty. The balance of the Association's borrowings, $138 million carry a fixed interest rate for the first five years. On the fifth anniversary date the FHLB has the option to convert these borrowings to an adjustable rate based on the three month LIBOR. Again, if the FHLB elects to convert the borrowings to adjustable rates, the borrowing can be repaid without penalty. If the borrowings are not converted to an adjustable rate, the rate remains fixed at the current contractual rate for the remaining five years of the borrowings. The weighted average rate on these borrowings is 5.73%. The FHLB borrowings are secured by assets of the Association. The Company has an adjustable rate term loan of $6.2 million The interest rate on this term loan adjusts quarterly based on the three month LIBOR rate, plus 150 basis points. The rate on this loan as of December 31, 2001, is 3.77%. These borrowings are secured by the assets of the Company.

Subsidiary Activities

    In June, 2001, Bell Federal Savings established a Delaware Holding Company subsidiary, 1891 Associates, Inc., to hold a portion of the investment securities previously owned exclusively by the Association. Bell Federal Savings provided a $100 million line of credit to the subsidiary. The proceeds from the line of credit were used to purchase $98.5 million of Bank Qualified Municipal Securities which were previously held as "available-for-sale" securities by the Association. These securities are also classified as "available-for-sale" by the Delaware Holding Company subsidiary.

                          REGULATION AND SUPERVISION

General

    As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB System, and with respect to deposit insurance the SAIF managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

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

Acquisition of the Holding Company

    Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found the acquisition will not result in a change of control of the Company. Under CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

    The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component deduction, although the OTS may require individual savings associations with "above normal" interest rate risk to hold additional capital. At December 31, 2001, the Association met each of its capital requirements.

    The following table presents the Association's capital position at December 31, 2001.

                                                       Excess                   Capital
                                                                                -------
                     Actual         Required        (Deficiency)        Actual           Required
                     ------         --------        ------------        ------           --------
Tangible            $79,235          $12,990          $66,245            9.15%             1.50%
Core                 79,235           34,641           44,594            9.15              4.00
(Leverage)
Risk-based           80,160           27,066           53,094           23.69              8.00

    Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

    Insurance of Deposit Accounts. The Association is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero to 27 basis points of assessable assets for the healthiest to most at risk institutions, respectively.

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2001, FICO payments for SAIF members approximated 1.9 basis points of assessable assets.

    The Association's assessment rate for fiscal 2001 was 0.47 basis points and the premium paid for this period was $104,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

    Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At December 31, 2001, the Association's limit on loans to one borrower was $11.9 million and the Association's largest aggregate outstanding balance of loans to one borrower was $597,000.

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

    A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Association maintained 70.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

    Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (e.g., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    Liquidity. The Company is required to maintain liquid assets as a level, which would be consistent with the safe and sound operation of the Association. Management of the Association believes that it has met or exceeded these requirements during the current and prior fiscal years.

    Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 2001 totaled $164,000.

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



Federal Home Loan Bank System

    The Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2001 of $10.4 million.

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

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.7 million to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Association complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

    General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For its 2001 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

    Bad Debt Reserves. For tax years beginning prior to December 31, 1995, thrift institutions were allowed to establish a reserve for bad debts and deduct reasonable annual additions to their bad debt reserves. Annual additions to bad debt reserves were calculated using either the experience method or the percentage of taxable income method. Federal legislation effective for tax years beginning after January 1, 1996 eliminated the percentage of taxable income method for all thrift institutions and prohibited thrifts with assets in excess of $500 million from using the reserve method of accounting for bad debts. First Bell is, therefore, required to use the specific charge-off method of accounting for bad debts, with loans deducted as they are charged off. In addition, thrifts were required to "recapture" (i.e., take into income) the amounts added to their bad debt reserves for tax years beginning after January 1, 1988.

    Thrift institutions required to change their accounting methods as a result of federal legislation have been permitted to recapture accumulated bad debt reserves ratably over a six year period, starting with the tax year beginning after December 31, 1995, with a two year postponement available provided the institution met certain residential loan requirements. First Bell previously recorded a deferred tax liability equal to the bad debt recapture; as a result, the recapture rules have not affected net income or income tax expenses.

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

    Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI"), which directly and indirectly taxes certain items as tax preferences (e.g. tax exempt interest income), at a rate of 20%. In 2001, and 2000, due to the Company's level of tax exempt interest income, the Company paid alternative minimum tax of $1.1 million and $944,000, respectively. These payments are subsequently treated as minimum tax credits which have an indefinite carry forward period and can be used to reduce future regular tax liabilities of the Company.

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

Personnel

    As of December 31, 2001, the Association had 51 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.


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

Item 4.   Submission of Matters to a Vote of Security Holders

     None

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on page 47 in the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the dividend restrictions for Registrant's common stock appears under Note 12 to the "Notes to Consolidated Financial Statements Years Ended December 31, 2001, 2000 and 1999" on pages 36 and 37 in the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The above-captioned information appears under "Selected Financial and Other Data of the Company" in the Registrant's 2001 Annual Report to Stockholders on pages 1 and 2 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Stockholders on pages 8 through 21 and is incorporated herein by reference.



Item 7a.  Quantitative and Qualitative Disclosure About Market Risks

     The above-captioned information appears under the heading "Interest Rate Sensitivity" in the Registrant's 2001 Annual Report to Stockholders on pages 12 through 13 is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The Consolidated Financial Statements of First Bell Bancorp, Inc. and its subsidiary, together with the report thereon by S.R. Snodgrass, A.C. appears in the Registrant's 2001 Annual Report to Stockholders on pages 23 through 44 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     Prior to fiscal year ended December 31, 2001, First Bell's consolidated financial statements were audited by Deloitte & Touche LLP. On August 23, 2001, First Bell dismissed the former accountant and engaged S.R. Snodgrass A.C. which continues as the independent auditors of First Bell. The decision to change auditors was approved by the Board of Directors on August 20, 2001.

For the fiscal year ended December 31, 2000 and up to the date of the replacement of First Bell's former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. The independent auditor's report on the consolidated financial statements for the fiscal year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2002, at pages 4 through 5.

Item 11.  Executive Compensation

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2002, at pages 7 through 12 (excluding the Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2002, at pages 4 through 5.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2002, at page 12.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2001 Annual Report to Stockholders.

                                                                          PAGE

  Report Of Independent Auditors for the year ended December 31, 2001....  23

  Consolidated Balance Sheet for the
    Years Ended December 31, 2001 and 2000...............................  24

     Consolidated Statement of Income for the
       Years Ended December 31, 2001, 2000 and 1999...................   25

     Consolidated Statement of Comprehensive Income(Loss) for the
       Year Ended December 31, 2001, 2000 and 1999....................   26

     Consolidated Statement of Changes in Stockholders' Equity
       for the Years Ended December 31, 2001, 2000 and 1999...........   27

     Consolidated Statement of Cash Flows for the
       Years Ended December 31, 2001, 2000 and 1999...................   28

     Notes to Consolidated Financial Statements for the
       Years Ended December 31, 2001, 2000 and 1999...................   29-44

     The remaining information appearing in the 2001 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) Report of Independent Auditors for the years ended December 31, 2000 and 1999 is incorporated by reference to Exhibit 23c.

(3) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(4)  Exhibits

     (a)  The following exhibits are filed as part of this report.
          3.1  Certificate of Incorporation of First Bell Bancorp, Inc.*
          3.2  Bylaws of First Bell Bancorp, Inc.*
          4.0  Stock Certificate of First Bell Bancorp, Inc.*
          4.2  Shareholder Rights Plan**
          10.1 First Bell Bancorp, Inc. 1996 Master Stock Option Plan***
          10.2 Bell Federal Savings and Loan Association of Bellevue Master Stock Compensation Plan***
          10.5 Form of Bell Federal Savings and Loan Association of Bellevue Supplemental Executive Retirement Plan*
          10.6 Employment Agreement between First Bell Bancorp, Inc. and certain executive officers, including Messrs. Eckert and Hinds ****
          10.7 Employment Agreement between Bell Federal Savings and Loan Association of Bellevue and certain executive officers, including Messrs. Eckert and Hinds ****
          11.0 Computation of earnings per share (incorporated in 2001 Annual Report)
          13.0 Portions of the 2001 Annual Report to Stockholders (filed herewith)
          21.0 The wholly owned subsidiary of the Company is Bell Federal Savings and Loan Association of Bellevue, Pittsburgh, Pennsylvania
          21.1 The wholly owned subsidiary of the Association is 1891 Associates, Inc., a Delaware Holding Company
          23a  Consent of Independent Accountant (S.R. Snodgrass A.C.
          23b  Consent of Independent Accountant (Deloitte & Touche LLP)
          23c Report of Independent Auditors (for the years ended December 31, 2000 and 1999)

          99.0 Proxy Statement for 2002 Annual Meeting of Stockholders to be held on April 29, 2002 and previously filed on March 27, 2002 is herein incorporated by reference
________________________
* Incorporated herein by reference into this document from the Exhibits to the Form S-1, Registration Statement, originally filed on November 9, 1994, as amended and declared effective on May 9, 1995, Registration No. 33-86160.
** Incorporated herein by reference into this document from the Exhibits to the Form 8-K originally filed on November 20, 1998.
*** Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement originally filed on November 9, 1994 as amended and declared effective on May 9, 1999, Registration No. 33-86160.
**** Incorporated herein by reference into this document from the Exhibits to the December 31, 1998 Form 10-K originally filed on March 30, 1999

     (b)     Reports on Form 8-K
             None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 29, 2002                 By:  /s/ Albert H. Eckert II
      -----------------------               -----------------------
                                       Albert H. Eckert II,
                                       President, Chief Executive Officer
                                       and Director

Date:   March 29, 2002                 By: /s/ Jeffrey M. Hinds
      -----------------------              --------------------
                                       Jeffrey M. Hinds
                                       Executive Vice President, Chief Financial
                                       Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Albert H. Eckert, II        President, Chief Executive    March 29, 2002
----------------------------                                  --------------
Albert H. Eckert, II            Officer and Director

/s/ Jeffrey M. Hinds            Executive Vice President,     March 29, 2002
-----------------------------                                 --------------
Jeffrey M. Hinds                Chief Financial Officer and
                                Director

/s/ Thomas J. Jackson, Jr.      Director                      March 29, 2002
-----------------------------                                 --------------
Thomas J. Jackson, Jr.

/s/ Robert C. Baierl            Secretary and Director        March 29, 2002
-----------------------------                                 --------------
Robert C. Baierl

/s/ William S. McMinn           Vice President and            March 29, 2002
-----------------------------                                 --------------
William S. McMinn               Director

/s/ Peter E. Reinert                Director         March 29, 2002
----------------------------                         --------------
Peter E. Reinert

/s/ Jack W. Schweiger               Director         March 29, 2002
----------------------------                         --------------
Jack W. Schweiger

/s/ Theodore R. Dixon               Director         March 29, 2002
----------------------------                         --------------
Theodore R. Dixon