Form 10-Q
period 2002-03-31
FIRST BELL BANCORP INC
filed 2002-05-15
CIK 932697

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                        Commission File Number 0-25172


                           FIRST BELL BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     DELAWARE                            251752651
--------------------------------------------------------------------------------
           (State or other jurisdiction of             (IRS Employer
            incorporation or organization)           Identification No.)



            300 DELAWARE AVENUE, SUITE 1704,
                  WILMINGTON, DELAWARE                      19801
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes      No
                                          ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,774,436 shares of common stock, par value $.01 per share, were outstanding as of May 7, 2002.

                           FIRST BELL BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I         FINANCIAL INFORMATION

   Item 1      Financial Statements..............................................    1

               Consolidated Balance Sheet March 31, 2002
               and December 31, 2001 (unaudited).................................    2

               Consolidated Statement of Income for the Three
               Months Ended March 31, 2002 and 2001
               (unaudited).......................................................    3

               Consolidated Statement of Comprehensive Income for the
               Three Months Ended March 31, 2002 and 2001 (unaudited)............    4

               Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2002 and 2001 (unaudited)....    5

               Consolidated Statement of Cash Flows for the Three Months
               Ended March 31, 2002 and 2001 (unaudited).........................    6

               Notes to Unaudited Consolidated Financial Statements for the Three
               Months Ended March 31, 2002 and 2001..............................    7

   Item 2      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................    9

   Item 3      Quantitative and Qualitative Disclosure About Market Risk.........   13

PART II        OTHER INFORMATION

   Item 1      Legal Proceedings.................................................   14

   Item 2      Changes in Securities and Use of Proceeds.........................   14

   Item 3      Defaults Upon Senior Securities...................................   14

   Item 4      Submission of Matters to a Vote of Security Holders...............   14

   Item 5      Other Information.................................................   14

   Item 6      Exhibits and Reports on Form 8-K..................................   14

SIGNATURES.......................................................................   15


                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                            FIRST BELL BANCORP,INC
                          CONSOLIDATED BALANCE SHEET
                           (unaudited, in thousands)

                                                                               March 31, 2002      December 31, 2001
                                                                               --------------      -----------------
                                         ASSETS
 Cash and cash equivalents:
    Cash on-hand                                                                  $     883            $   1,103
    Non-interest bearing deposits                                                    12,271                2,299
    Interest-bearing deposits                                                        42,428               28,796
                                                                                  ---------            ---------
         Total cash and cash equivalents                                             55,582               32,198

  Fed funds sold                                                                      1,650                4,150
  Investment securities available-for-sale, at fair value (cost of $292,969 and
     $283,857, respectively)                                                        291,313              281,430
  Mortgage-backed securities available-for-sale at fair value (cost of $62,827
     and $56,004, respectively)                                                      62,715               55,995
  Loans - Net of allowance for loan losses of $925                                  415,413              436,473
  Properties and equipment, net                                                       3,349                3,417
  Federal Home Loan Bank stock, at cost                                              10,400               10,400
  Bank owned life insurance                                                          21,273               21,012
  Other assets                                                                       10,633               10,128
                                                                                  ---------            ---------
  Total Assets                                                                    $ 872,328            $ 855,203
                                                                                  =========            =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Passbook, club and other accounts                                              $ 101,744            $  85,318
   Money market and NOW accounts                                                     71,295               69,625
   Certificate accounts                                                             400,263              406,409
                                                                                  ---------            ---------
     Total deposits                                                                 573,302              561,352

  Borrowings                                                                        213,000              214,250
  Advances by borrowers for taxes and insurance                                      11,910                9,471
  Other liabilities                                                                   5,488                3,689
                                                                                  ---------            ---------
     Total liabilities                                                              803,700              788,762

  Stockholders' equity:
  Preferred Stock, ($0.01 par value, 2,000,000 shares authorized; no shares
     issued or outstanding)                                                              --                   --
  Common Stock, ($0.01 par value, 20,000,000 shares authorized: 8,596,250 issued; 4,774,436 and 4,758,360 outstanding, respectively;
     one stock right per share)                                                          86                   86
  Additional paid in capital                                                         62,905               62,854
  Retained earnings                                                                  74,393               72,914
  Unearned ESOP shares (466,590 and 459,999 shares, respectively)                    (3,207)              (3,254)
  Unearned MRP (180,845 shares)                                                      (2,521)              (2,521)
  Treasury stock (3,821,814 and 3,837,890 shares, respectively)                     (61,859)             (62,030)
  Accumulated other comprehensive loss, net of taxes                                 (1,169)              (1,608)
                                                                                  ---------            ---------
  Total Stockholders' Equity                                                         68,628               66,441

Total Liabilities and Stockholders' Equity                                        $ 872,328            $ 855,203
                                                                                  =========            =========

See notes to unaudited consolidated financial statements

                           FIRST BELL BANCORP, INC.
                        CONSOLDATED STATEMENT OF INCOME
              (unaudited, in thousands except per share amounts)

                                                                         THREE MONTHS
                                                                             ENDED
                                                               MARCH 31, 2002      MARCH 31, 2001
                                                               --------------      --------------
   Conventional mortgage loans                                    $  7,493            $  9,164
   Interest-bearing deposits                                           151                 593
   Mortgage-backed securities                                          599                 136
   Federal funds sold                                                   28                  93
   Investment securities - taxable                                     902                 654
   Investment securities - exempt from federal income tax            2,043               2,119
   Other loans                                                          11                  17
   Federal Home Loan Bank stock                                        116                 178
                                                                  --------            --------
      Total interest income                                         11,343              12,954

  Interest expense on deposits                                       5,519               7,534
  Interest expense on borrowings                                     3,022               3,179
                                                                  --------            --------
      Total interest expense                                         8,541              10,713
                                                                  --------            --------
      Net interest income                                            2,802               2,241

Provision for  loan losses                                              --                  --
                                                                  --------            --------
      Net interest income after provision for loan losses            2,802               2,241

Other income:
   Loan fees and service charges                                       301                 285
   Gain on sale of investments, net                                     --                 340
   Gain on sale of loans                                                --                  62
   Other income                                                        262                 164
                                                                  --------            --------
      Total other income                                               563                 851

General and administrative expenses:
   Compensation, payroll taxes and fringe benefits                     585                 657
   Office occupancy expense, excluding depreciation                    146                 148
   Depreciation                                                         76                  76
   Computer services                                                    82                  80
   Other expenses                                                      329                 276
                                                                  --------            --------
      Total general and administrative expenses                      1,218               1,237
                                                                  --------            --------
     Net income before taxes                                         2,147               1,855

Provision for income taxes:
   Current:
      Federal                                                        1,171                 290
      State                                                            107                 205
   Deferred credit                                                  (1,106)               (315)
                                                                  --------            --------
Total provision for income taxes                                       172                 180

      Net income                                                  $  1,975            $  1,675
                                                                  ========            ========
Basic earnings per share                                          $   0.48            $   0.41
Diluted earnings per share                                        $   0.47            $   0.40
Weighted average shares outstanding-Basic                            4,122               4,055
Weighted average shares outstanding-Diluted                          4,225               4,186

See notes to unaudited consolidated financial statements

                           FIRST BELL BANCORP, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (unaudited, in thousands)



                                                                  Three Months Ended
                                                          March 31, 2002        March 31, 2001
                                                          --------------        --------------
Net income                                                    $ 1,975                $ 1,675

Unrealized gains/(losses)on securities:
   Unrealized holding gains (losses) arising during
    the period                                                    870                  2,798
   Less: reclassification adjustment for gains
    realized in net income                                        --                     330
                                                              -------                -------
Other comprehensive income, before taxes                          870                  2,468
   Tax expense                                                   (431)                  (962)
                                                              -------                -------
Other comprehensive income, net of taxes                      $ 2,414                $ 3,181
                                                              =======                =======

See notes to unaudited consolidated financial statements

                           FIRST BELL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                           (unaudited, in thousands)

                                  Number                                                          Accumulated
                                  Common           Additional   Unearned                        Comprehensive
                                   Stock   Common     Paid-in       ESOP   Treasury       MRP     Income, Net    Retained
                                  Shares    Stock     Capital     Shares      Stock     Stock        of Taxes    Earnings    Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      4,758    $   86     $62,556    $(3,507)  $(62,030)  $(2,937)        $(1,067)    $68,519  $61,620
Allocation of  ESOP shares                                 80         58                                                       138
Dividend payable ($0.12)                                                                                             (549)    (549)
Change in unrealized gain or                                                                                                    --
  loss, net of taxes                                                                                    1,506                1,506
Net income                                                                                                          1,675    1,675
                                  ------   ------     -------    -------   --------   -------         -------     -------  -------
Balance at March 31, 2001         4,758    $   86     $62,636    $(3,449)  $(62,030)  $(2,937)        $   439     $69,645  $64,390
                                  =====    ======     =======    =======   ========   =======         =======     =======  =======


Balance at December 31, 2001      4,758    $   86     $62,854    $(3,254)  $(62,030)  $(2,521)        $(1,608)    $72,914  $66,441
Allocation of  ESOP shares                                 51         47                                                        98
Exercise of options                  16                                         171                                            171
Dividend payable ($0.12)                                                                                             (496)    (496)
Change in unrealized gain or
  loss, net of taxes                                                                                      439                  439
Net income                                                                                                          1,975    1,975
                                  ------   ------     -------    -------   --------   -------         -------     -------  -------
Balance at March 31, 2002         4,774    $   86     $62,905    $(3,207)  $(61,859)  $(2,521)        $(1,169)    $74,393  $68,628
                                  =====    ======     =======    =======   ========   =======         =======     =======  =======

See notes to unaudited consolidated financial statements

                           FIRST BELL BANCORP, INC.
                            STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                  MARCH 31, 2002         MARCH 31, 2001
                                                                                       --------------         --------------
 Net income                                                                                    1,975                  1,675
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                 76                     76
     Deferred income taxes                                                                    (1,106)                  (315)
     Amortization of premiums and accretion of discounts                                         307                    (15)
     Compensation expense-allocation of ESOP and MRP shares                                       98                    138
     Loss on sale of real estate owned                                                            --                     21
     Gain on sale of mortgage-backed securities, available for sale                               --                   (325)
     Gain on sale of investment securities, available for sale                                    --                    (15)
     Gain on sale of mortgage loans                                                               --                    (62)
     Increase in the value of BOLI insurance                                                    (261)
     Increase or decrease in assets and liabilities:
      Accrued interest receivable                                                               (267)                  (407)
      Accrued interest on deposits                                                             1,531                  2,652
      Accrued interest on borrowings                                                             (16)                   (43)
      Accrued income taxes                                                                       242                     59
      Other, net                                                                                 686                  1,732
                                                                                              ------                 ------
    Net cash provided by operating activities                                                  3,265                  5,171

CASH FLOWS FROM INVESTING ACTIVITIES:

  Sale of investments securities, available for sale                                              --                 27,946
  Sale of mortgage-backed securities, available for sale                                          --                 20,870
  Purchase of mortgage-backed securities, available for sale                                 (10,098)                    --
  Purchase of investment securities, available for sale                                      (15,476)               (56,644)
  Maturity of  Federal Funds                                                                   2,500                     --
  Principal repayments on mortgage-backed securities, available for sale                       3,178                    401
  Principal repayments on investment securities, available for sale                            6,149                    817
  Net decrease  in conventional loans                                                         21,015                 11,197
  Proceeds from the sale of conventional loans                                                    --                 20,207
  Purchase of bank owned life insurance                                                           --                (20,000)
  Net (increase)/decrease in other loans                                                          45                    (17)
  Net proceeds from sale of real estate owned                                                     --                      8
  Purchase of premises and equipment                                                              (8)                    (2)
                                                                                              ------                 ------
    Net cash used in investing activities                                                      7,305                  4,783

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits, NOW accounts and savings accounts                          18,096                  6,066
  Net increase (decrease) in certificate accounts                                             (6,146)                 4,125
  Net increase in advances by borrowers for taxes and insurance                                2,439                    540
  Net decrease in borrowings                                                                  (1,250)                (1,250)
  Dividend paid                                                                                 (496)                  (490)
  Exercise of stock options                                                                      171                     --
                                                                                              ------                 ------
    Net cash provided by financing activities                                                 12,814                  8,991

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                                  23,384                 18,945

CASH AND CASH EQUIVALENTS AT  BEGINNING OF
 PERIOD                                                                                       32,198                 40,509
                                                                                              ------                 ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    55,582                 59,454
                                                                                              ======                 ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Interest on deposits and advances by borrowers
     for taxes and insurance                                                                   1,319                  4,882
    Interest on borrowings                                                                     3,037                  3,222
    Income taxes                                                                                  48                    925
Noncash Transactions:
   Transfers from conventional loans to real estate acquired through foreclosure                  --                     --
   Increase in additional paid-in capital-ESOP allocation                                         51                     80
   Unrealized appreciation on securities available for sale                                      870                  2,798

See notes to unaudited consolidated financial statements

                           FIRST BELL BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1.  Principles of Consolidation
    ---------------------------

The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue ("Bell Federal Savings" or the "Association") and the Association's wholly-owned subsidiary, 1891 Associates, Inc. All significant intercompany transactions have been eliminated in consolidation. The investment in the Association on First Bell's financial statements and the investment in 1891 Associates, Inc. on the Association's financial statements are carried at the parent company's equity in the underlying net assets.

The consolidated balance sheet as of March 31, 2002 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 2001.


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


3.  Recent Accounting Pronouncements
    --------------------------------

In July 2001, FASB issued SFAS No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of SFAS No. 72 in 2002. Therefore, the adoption of Statement No. 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects
of Disposal of a Segment of a Business.   SFAS No. 144 requires that long-lived
assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement did not expected to have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

  In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the discussion of the expected effects of recent accounting pronouncements, the allowance for loan losses discussion and the quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those of management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors, including war or terrorist activities affecting the Company's operations, markets, products, services and prices. The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Comparison of Financial Condition at March 31, 2002 and December 31, 2001.
--------------------------------------------------------------------------

Assets. Total assets were $872.3 million at March 31, 2002 in comparison to $855.2 million at December 31, 2001. Increases in mortgage-backed securities-available for sale, investment securities-available for sale and cash and cash equivalents were offset by decreases in conventional mortgage loans. Mortgage-backed securities at March 31, 2002 were $62.7 million compared to $56.0 million at December 31, 2001. The increase was the result of the purchase of $10.1 million in mortgage-backed securities offset principal repayments of $3.2 million. Investment securities, available for sale, at March 31, 2002 were $291.3 million compared to $281.4 million at December 31, 2001. The increase was the result of the purchase of $15.5 million in investment securities offset by principal repayments of $6.1 million. Cash increased by $23.4 million to $55.6 million at March 31, 2002 from $32.2 million at December 31, 2001. The Association had outstanding commitments to purchase investment securities of $30.0 million as of March 31, 2002. These commitments were fulfilled in April, 2002.

Liabilities. Total liabilities increased to $803.7 million at March 31, 2002 compared to $788.8 million at December 31, 2001. Increases in deposits, advances by borrowers for taxes and insurance and other liabilities were offset by decreases in borrowings. Deposits increased by $12.0 million to $573.3 million at March 31, 2002 from $561.4 million at December 31, 2001. The increase was the net result of increases of $16.4 million in passbook, club and other accounts and $1.7 million in money market and NOW accounts offset by decreases in certificates of deposit of $6.1 million. Other liabilities increased by $1.8 million while advances by borrowers for taxes and insurance increased $2.4 million. These increases were the result of the timing of payments for accrued expenses and customer payments in relation to the actual tax payment of property taxes and insurance payments. Borrowings decreased by $1.3 million to $213.0 million at March 31, 2002 from $214.3 million at December 31, 2001. The decrease was the result of normal quarterly principal repayments.

Capital. Total stockholders' equity increased by $2.2 million to $68.6 million at March 31, 2002 from $66.4 million at December 31, 2001. The increase was the result of an increase in the value of the Company's investment securities, net of taxes and an increase in retained earnings. Accumulated other comprehensive gain (loss), net of taxes improved by $439,000 during the three month period ended March 31, 2002. Retained earnings increased by $1.5 million to $74.4 million at March 31, 2002 from $72.9 million at December 31, 2001. The increase was the result of net income of $1.98 million reduced by dividends of $496,000.

Liquidity and Capital Resources. The Company's primary sources of funds on a consolidated basis are deposits, borrowings, and principal and interest payments on mortgages, mortgage-backed securities and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

The primary use of funds by the Company for the three months ended March 31, 2002 was the purchase of $10.1 million of mortgage-backed securities available-for-sale, investment securities available-for-sale of $15.5 million and mortgage loan originations of $33.8. Sources of funds for the three months ended March 31, 2002 were $43.6 million in principal and interest payments on conventional mortgage loans and increases in savings deposits of $12.0 million.

At March 31, 2002, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's Tangible, Tier I (core) capital (to adjusted total assets), Tier I capital (to risk-weighted assets) and Total capital (to risk-weighted assets) ratios were 9.20%, 9.20%, 23.82% and 24.09%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Dividend payments by the Association have primarily been used to pay dividends to stockholders, interest on borrowings and other operating expenses of the company. The ability of the Association to pay dividends and other capital distributions to the Company is generally limited by the OTS regulations. Additionally, the OTS may prohibit the payment of the dividends that are otherwise permissible by regulation for safety and reasons. As of March 31, 2002, the Association had $15.2 million of dividends that could be paid to the Company without regulatory approval and $1.0 million in cash or cash equivalents. Any dividend by the Association beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS. To the extent the Association were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities.

Comparison of Results of Operation for the Three Months ended March 31, 2002 and
--------------------------------------------------------------------------------
2001.
-----

General. Net income for the three months ended March 31, 2002 was $1.98 million in comparison to $1.68 million for the three months ended March 31, 2001. The increase can be attributable to a increase in net interest income, decreases in general administrative expenses, increases in other income offset by decreases in gains on the sale of loans and investments and a decrease in income taxes.

Interest Income. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $850,000 and $823,000 were made for the three months ended March 31, 2002 and 2001, respectively. Tax equivalent interest income for the three months ended March 31, 2002 decreased by $1.6 million or 11.5% to $12.2 million from $13.8 million for the three months ended March 31, 2001. The net decrease was the result of decreases in interest earned on conventional mortgage loans, interest bearing deposits, and federal funds sold while interest earned on mortgage-backed securities and investment securities increased. Interest earned on conventional mortgage loans decreased $1.7 million or 18.3% to $7.5 million for the three months ended March 31, 2002 from $9.2 million for the three months ended March 31, 2001. The decrease was the result of the average balance and the average rate earned on conventional mortgage loans declining for the three months ended March 31, 2002 from the comparable 2001 period. The decreases in the average balance and the average rate were primarily due to mortgage refinancing and Company's desire to reduce its interest rate risk associated with the long-term mortgage portfolio. The average rate earned and the average balance for the three months ended March 31, 2002 were 7.05% and $426.0 million, respectively. For the three months ended March 31, 2001, the average rate earned and the average balance were 7.11% and $516.5 million, respectively. Interest on interest bearing deposits was $151,000 for the three months ended March 31, 2002 compared to $593,000 for the three months ended March 31, 2001. The $422,000 decrease is the net result of a $8.6 million decrease in the average balance and a decrease in the average rate from 5.11% to 1.60%.
Interest earned on federal funds sold decreased by $65,000 to $28,000 for the three months ended March 31, 2002 from $93,000 for the comparable 2001 period. The decrease was the result of decreases in the federal funds sold average balance and decreases in the average rate earned on the investment. Interest on mortgage-backed securities for the three months ended March 31, 2002 was $599,000 compared to $136,000 in the prior year. The $463,000 increase can be attributable to an increase in the average balance from $6.98 million to $58.6 million offset by a decrease in the average rate earned on the securities to 4.09% from 7.80%. Tax equivalent interest on investment securities for the three months ended March 31, 2002 was $3.8 million compared to $3.6 million in the prior year. The $200,000 increase can be attributable to an increase in the average balance from $224.9 million to $283.2 million offset by a decrease in the average rate earned on the securities to 5.36% from 6.40%.

Interest Expense. Interest expense for the three months ended March 31, 2002 decreased by $2.2 million or 20.3% to $8.5 million from $10.7 million for the three months ended March 31, 2001. The decrease was due to decreases in interest expense on deposits and in the cost of borrowings. Interest expense on deposits decreased by $2.0 million or 26.7% to $5.5 million for the three months ended March 31, 2002 from $7.5 million for the three months ended March 31, 2001. The average rate paid on deposits for the three months ended March 31, 2002 and 2001 was 3.83% and 5.44%, respectively. The average balance on deposits, which includes borrower's deposits for taxes and insurance, was $575.8 million and $554.3 million for the three months ended March 31, 2002 and 2001, respectively. Interest expense on borrowings decreased by $157,000 to $3.0 million for the three months ended March 31, 2002 from $3.2 million for the three months ended March 31, 2001. The average rate paid on borrowings for the three months ended March 31, 2002 and 2001 was 5.66% and 5.82%, respectively. The average balance on borrowings was $213.4 million and $218.5 million for the three months ended March 31, 2002 and 2001, respectively.

Net Interest Income. Net interest income increased to $3.7 million for the three months ended March 31, 2002 from $3.1 million for the three months ended March 31, 2001. The increase was the result of interest expense decreasing by $2.2 million while interest income decreased by $1.6 million.

Provision for Loan Losses. The provisions for loan loss was zero for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, non-performing assets were $1.1 million compared to $1.1 million at December 31, 2001. The allowance for loan losses equaled 83% of total non-performing assets as of March 31, 2002. There were no loans charged off during the three months ended March 31, 2002 and 2001. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of March 31, 2002. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of March 31, 2002.

Other Income. Other income for the three months ended March 31, 2002 decreased by $288,000 or 33.8% to $563,000 from $851,000 for the three months ended March 31, 2001. The decrease was the net result of increases in miscellaneous income, loan fees and service charges offset by a decrease in gains on sale of securities and loans. Loan fees and service charges increased by $16,000 to $301,000 for the three months ended March 31, 2002 from $285,000 for the comparable 2001 period. Other income increased by $98,000 to $262,000 for the three months ended March 31, 2002 from $164,000 for the comparable 2001 period largely due to earnings on the BOLI. Gains on sales of loans and investments were $402,000 for the three months ended March 31, 2001. There were no sales of loans or securities during the quarter ended March 31, 2002.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2002 decreased by $19,000 or 1.5%. The decrease was mainly the result of declines in compensation, payroll taxes and fringe benefits offset by a increase in other expenses. Compensation, payroll taxes and fringe benefits decreased by $72,000 or 11.0% to $585,000 for the three months ended March 31, 2002 from $657,000 from the three months ended March 31, 2001. The decrease was the result of a temporary reduction in employees. Other expenses increased by $53,000 for the three months ended March 31, 2002. All other general and administrative expenses remained consistent when comparing the two quarterly periods ended March 31, 2002 and 2001.

Income Taxes. Tax equivalent income taxes for the three months ended March 31, 2002 remained unchanged at $1.0 million when compares to the three months ended March 31, 2001. The percentage of non-taxable income in proportion to taxable income earned during the respective periods increased slightly. Tax equivalent adjustments of $850,000 and $823,000 were made during the respective quarters.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 2001 to March 31, 2002. However, the OTS results are not yet available for the quarter ended March 31, 2002. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 2001. The Company saw a widening of its interest margin due to the general decrease in interest rates that occurred during 2001.

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

           Exhibit 3.1  - Certificate of Incorporation of First Bell Bancorp,
                          Inc.*
           Exhibit 3.2  - Bylaws of First Bell Bancorp, Inc.*
           Exhibit 4.0  - Stock Certificate of First Bell Bancorp, Inc.*
           Exhibit 11.0 - Computation of Earnings Per Share (filed herewith)
           Exhibit 99.0 - Independent Accountants Review Report, dated April 16,
                          2002

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


                                    FIRST BELL BANCORP, INC.
                                    (Registrant)



Date:  May 15, 2002                 /s/  Albert H. Eckert,
                                    ------------------------------------------
                                    Albert H. Eckert, II
                                    President and Chief Executive Officer



Date:  May 15, 2002                 /s/ Jeffrey M. Hinds
                                    ------------------------------------------
                                    Jeffrey M. Hinds
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)