Form 10-Q
period 2002-06-30
FIRST BELL BANCORP INC
filed 2002-08-14
CIK 932697

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number 0-25172

                            FIRST BELL BANCORP, INC.
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                             25-1752651
----------------------------------------------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE       19801
----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (302) 427-7883
----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,774,436 shares of common stock, par value $.01 per share, were outstanding as of August 14, 2002.

                            FIRST BELL BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I        FINANCIAL INFORMATION

     Item 1   Financial Statements................................................................1

              Consolidated Balance Sheet June 30, 2002
              and December 31, 2001 (unaudited)...................................................2

              Consolidated Statement of Income for the Three and Six
              Months Ended June 30, 2002 and 2001
              (unaudited).........................................................................3

              Consolidated Statement of Comprehensive Income for the
              Three and Six Months Ended June 30, 2002 and 2001 (unaudited).......................4

              Consolidated Statement of Changes in Stockholders' Equity
              for the Six Months Ended June 30, 2002 (unaudited)..................................5

              Consolidated Statement of Cash Flows for the Six Months
              Ended June 30, 2002 and 2001 (unaudited)............................................6

              Notes to Unaudited Consolidated Financial Statements................................7

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................10

     Item 3   Quantitative and Qualitative Disclosure About Market Risk..........................15

PART II       OTHER INFORMATION

     Item 1   Legal Proceedings..................................................................16

     Item 2   Changes in Securities and Use of Proceeds..........................................16

     Item 3   Defaults Upon Senior Securities....................................................16

     Item 4   Submission of Matters to a Vote of Security Holders................................16

     Item 5   Other Information..................................................................16

     Item 6   Exhibits and Reports on Form 8-K...................................................17

SIGNATURES    ...................................................................................18

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST BELL BANCORP, INC
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)

                                                                                    JUNE 30, 2002      DECEMBER 31, 2001
                                                                                   ---------------     -----------------
                                     ASSETS

Cash and cash equivalents:
   Cash on-hand                                                                    $           938     $           1,103
   Non-interest bearing deposits                                                             2,661                 2,299
   Interest-bearing deposits                                                                36,857                28,796
                                                                                   ---------------     -----------------
     Total cash and cash equivalents                                                        40,456                32,198

Fed funds sold                                                                               9,050                 4,150
Investment securities available-for-sale, at fair value (cost of $300,815 and
 $283,857, respectively)                                                                   302,115               281,430
Mortgage-backed securities available-for-sale, at fair value (cost of $71,601
 and $56,084, respectively)                                                                 72,021                55,995
Loans - Net of allowance for loan losses of $925                                           404,190               436,473
Properties and equipment, net                                                                3,273                 3,417
Federal Home Loan Bank stock, at cost                                                       10,400                10,400
Bank owned life insurance                                                                   21,542                21,012
Other assets                                                                                 8,879                10,128
                                                                                   ---------------     -----------------
Total Assets                                                                       $       871,926     $         855,203
                                                                                   ===============     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Passbook, club and other accounts                                               $       102,588     $          85,318
   Money market and NOW accounts                                                            69,876                69,625
   Certificate accounts                                                                    396,170               406,409
                                                                                   ---------------     -----------------
     Total Deposits                                                                        568,634               561,352

   Borrowings                                                                              211,750               214,250
   Advances by borrowers for taxes insurance                                                11,591                 9,471
   Other liabilities                                                                         6,909                 3,689
                                                                                   ---------------     -----------------
     Total liabilities                                                                     798,884               788,762
                                                                                   ---------------     -----------------

   Stockholders' equity:
   Preferred Stock, ($0.01 par value, 2,000,000 shares authorized: no shares
    issued or outstanding)                                                                       -                     -
   Common Stock, ($0.01 par value, 20,000,000 shares authorized: 8,596,250 issued; 4,774,436 and 4,758,360 outstanding, respectively;
    one stock right per share)                                                                  86                    86
   Additional paid in capital                                                               62,970                62,854
   Retained earnings                                                                        76,390                72,914
   Unearned ESOP shares (446,817 and 459,999 shares, respectively)                          (3,161)               (3,254)
   Unearned MRP (180,845 shares)                                                            (2,521)               (2,521)
   Treasury stock (3,821,814 and 3,837,890 shares, respectively)                           (61,857)              (62,030)
   Accumulated other comprehensive income (loss), net of taxes                               1,135                (1,608)
                                                                                   ---------------     -----------------
   Total Stockholders' Equity                                                               73,042                66,441
                                                                                   ---------------     -----------------
Total Liabilities and Stockholders' Equity                                         $       871,926     $         855,203
                                                                                   ===============     =================

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS                         SIX MONTHS
                                                                       ENDED JUNE 30,                      ENDED JUNE 30,
                                                                2002                2001                2002            2001
                                                           ---------------     ---------------     -------------    -----------
INTEREST AND DIVIDEND INCOME:
   Loans                                                   $         7,060     $         8,643     $      14,564    $    17,824
   Interest-bearing deposits                                           162                 320               314            913
   Mortgage-backed securities                                          654                 461             1,254            597
   Federal funds sold                                                   23                  69                50            162
   Investment securities - taxable                                   1,215                 838             2,117          1,492
   Investment securities - exempt from federal income tax            2,000               2,048             4,043          4,167
   Federal Home Loan Bank stock                                         85                 197               200            375
                                                           ---------------     ---------------     -------------    -----------
         Total interest income                                      11,199              12,576            22,542         25,530

INTEREST EXPENSE:
   Deposits                                                          5,072               7,373            10,590         14,907
   Borrowings                                                        3,042               3,156             6,064          6,335
                                                           ---------------     ---------------     -------------    -----------
         Total interest expense                                      8,114              10,529            16,654         21,242
                                                           ---------------     ---------------     -------------    -----------

NET INTEREST INCOME                                                  3,085               2,047             5,888          4,288

PROVISION FOR LOAN LOSSES                                                -                   -                 -              -
                                                           ---------------     ---------------     -------------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LO                      3,085               2,047             5,888          4,288

OTHER ONCOME:
   Loan fees and service charges                                       257                 230               558            515
   Gain on sale of investments, net                                    663                 (11)              663            329
   Gain on sale of loans                                                 -                   -                 -             62
   Other income                                                        270                 265               532            429
                                                           ---------------     ---------------     -------------    -----------
         Total other income                                          1,190                 484             1,753          1,335

OTHER EXPENSES:
   Compensation, payroll taxes and fringe benefits                     689                 611             1,274          1,268
   Office occupancy expense                                            244                 217               466            441
   Computer services                                                    80                  81               162            161
   Miscellaneous expenses                                              335                 397               665            673
                                                           ---------------     ---------------     -------------    -----------
         Total other expenses                                        1,348               1,306             2,567          2,543
                                                           ---------------     ---------------     -------------    -----------

     INCOME BEFORE PROVISION FOR INCOME TAXES                        2,927               1,225             5,074          3,080

PROVISION FOR INCOME TAXES:
   Current:
      Federal                                                          697                 190               881            480
      State                                                            144                  66               251            271
   Deferred credit                                                    (407)               (379)             (526)          (694)
                                                           ---------------     ---------------     -------------    -----------
         Total provision for income taxes                              434                (123)              606             57
NET INCOME                                                 $         2,493     $         1,348     $       4,468    $     3,023
                                                           ===============     ===============     =============    ===========

BASIC EARNINGS PER SHARE                                   $          0.61     $          0.33     $        1.08    $      0.74
DILUTED EARNINGS PER SHARE                                 $          0.59     $          0.32     $        1.05    $      0.72
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                          4,122               4,091             4,132          4,087
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                        4,256               4,186             4,253          4,186

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (UNAUDITED, IN THOUSANDS)

                                                             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                2002            2001                2002           2001
                                                             ----------      -----------         ---------      ----------
Net income                                                   $    2,493      $     1,348         $   4,468      $    3,023

Unrealized gains/(losses)on securities:
  Unrealized holding gains (losses) arising during
   the period                                                     4,155           (1,456)            4,819           1,342
  Less: reclassification adjustment for gains (losses)
   realized in net income                                           663              (11)              663             329
                                                             ----------      -----------         ---------      ----------
Other comprehensive income, before taxes                          5,985              (97)            8,624           4,036
  Tax expense (benefit)                                           1,187             (567)            1,413             395
                                                             ----------      -----------         ---------      ----------
Other comprehensive income, net of taxes                     $    4,798      $       470         $   7,211      $    3,641
                                                             ==========      ===========         =========      ==========

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                           (UNAUDITED, IN THOUSANDS)

                                                                                                              ACCUMULATED
                                                           ADDITIONAL    UNEARNED                 UNEARNED      OTHER
                                         COMMON STOCK       PAID-IN        ESOP       TREASURY       MRP     COMPREHENSIVE
                                     SHARES    PAR VALUE    CAPITAL       SHARES        STOCK      SHARES    INCOME (LOSS)
                                    --------------------------------------------------------------------------------------
Balance at December 31, 2002           4,758   $      86   $   62,556   $    (3,507)  $ (62,030)  $ (2,937)  $      (1,067)
Allocation of ESOP shares                                         118            96
Allocation of MRP shares                                           19                                  416
Dividend payable ($0.24)
Unrealized loss in securities
 available-for-sale, net of taxes                                                                                      628
Net income
                                    --------   ---------   ----------   -----------   ---------   --------   -------------
Balance at June 30, 2001               4,758   $      86   $   62,693   $    (3,411)  $ (62,030)  $ (2,521)  $        (439)
                                    ========   =========   ==========   ===========   =========   ========   =============

Balance at December 31, 2001           4,758   $      86   $   62,854   $    (3,254)  $ (62,030)  $ (2,521)  $      (1,608)
Allocation of ESOP shares                                         116            93
Exercise of options                       16                                                173
Dividend payable($0.24)
Unrealized gain in securities
 available-for-sale, net of taxes                                                                                    2,743
Net income
                                    --------   ---------   ----------   -----------   ---------   --------   -------------
Balance at June 30, 2002               4,774   $      86   $   62,970   $    (3,161)  $ (61,857)  $ (2,521)  $       1,135
                                    ========   =========   ==========   ===========   =========   ========   =============

                                       RETAINED
                                       EARNINGS    TOTAL
                                       -------------------
Balance at December 31, 2002           $ 68.519   $ 61.620
Allocation of ESOP shares                              214
Allocation of MRP shares                               435
Dividend payable ($0.24)                   (980)      (980)
Unrealized loss in securities                            -
 available-for-sale, net of taxes                      628
Net income                                3,023      3,023
                                       --------   --------
Balance at June 30, 2001               $ 70,562   $ 64,940
                                       ========   ========

Balance at December 31, 2001           $ 72,914   $ 66,441
Allocation of ESOP shares                              209
Exercise of options                                    173
Dividend payable($0.24)                    (992)      (992)
Unrealized gain in securities
 available-for-sale, net of taxes                    2,743
Net income                                4,468      4,468
                                       --------   --------
Balance at June 30, 2002               $ 76,390   $ 73,042
                                       ========   ========

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
                             STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    SIX MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2002            2001
                                                                                   -----------    -----------
Net income                                                                         $     4,468    $     3,023
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                            153            150
   Deferred income taxes                                                                  (526)          (694)
   Amortization of premiums and accretion of discounts                                     602             45
   Compensation expense-allocation of ESOP and MRP shares                                  209            649
   Gain on sale of investments, net                                                       (663)          (329)
   Gain on sale of mortgage loans                                                            -            (62)
   Increase in the value of BOLI insurance                                                (530)          (448)
   Increase or decrease in assets and liabilities:
     Accured interest receivable                                                           118             37
     Accured interest on deposits                                                        3,171          4,693
     Accured interest on borrowings                                                        (60)          (112)
     Accured income taxes                                                                1,127           (872)
     Other, net                                                                           (774)          (565)
                                                                                   -----------    -----------

   Net cash provided by operating activities                                             7,295          5,515
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Sale of investments securities, available for sale                                    103,437         29,889
 Sale of mortgage-backed securities, available for sale                                      -         21,194
 Purchase of mortgage-backed securities, available for sale                            (24,985)       (50,123)
 Purchase of investment securities, available for sale                                (133,421)       (56,386)
 Purchase of Federal Funds                                                              (4,900)             -
 Principal repayments on mortgage-backed securities, available for sale                  9,151          2,091
 Principal repayments on investment securities, available for sale                      13,324          3,720
 Net decrease in conventional loans                                                     32,283         28,223
 Proceeds from the sale of conventional loans                                                -         20,207
 Purchase of bank owned life insurance                                                       -        (20,000)
 Sale of Federal Home Loan Bank Stock                                                        -          1,000
 Net proceeds from sale of real estate owned                                                 -              8
 Purchase of premises and equipment                                                         (9)            (8)
                                                                                   -----------    -----------

   Net cash used in investing activities                                                (5,120)       (20,185)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVIITES:

 Net increase in demand deposits, NOW accounts and savings accounts                     17,521          8,097
 Net increase (decrease) in certificate accounts                                       (10,239)         4,383
 Net increase in advances by borrowers for taxes and insurance                           2,120          1,679
 Net decrease in borrowings                                                             (2,500)        (2,500)
 Dividend paid                                                                            (992)          (980)
 Exercise of stock options                                                                 173              -
                                                                                   -----------    -----------
   Net cash provided by financing activities                                             6,083         10,679
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     8,258         (3,991)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        32,198         40,509
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    40,456    $    36,518
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
   Interest on deposits and advances by borrowers for taxes and insurance          $     1,267    $     8,357
   Interest on borrowings                                                                3,085          6,447
   Income taxes                                                                            (43)         1,626

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.  PRINCIPLES OF CONSOLIDATION

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

The consolidated balance sheet as of June 30, 2002 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of
Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001.

Assets. Total assets were $871.9 million at June 30, 2002 in comparison to $855.2 million at December 31, 2001. Increases in mortgage-backed securities-available for sale, investment securities-available for sale, Federal funds and cash and cash equivalents were partially offset by a decrease in conventional mortgage loans. Mortgage-backed securities at June 30, 2002 were $72.0 million compared to $56.0 million at December 31, 2001. The increase was the result of the purchase of $25.0 million in mortgage-backed securities offset by principal repayments of $9.2 million. Investment securities, available for sale, at June 30, 2002 were $302.1 million compared to $281.4 million at December 31, 2001. The increase was the result of the purchase of $133.4 million in investment securities offset by securities sold of $103.4 million and principal repayments of $13.3 million. Cash increased by $8.3 million to $40.5 million at June 30, 2002 from $32.2 million at December 31, 2001. Federal funds purchased also increased by $4.9 million. The Association had outstanding commitments to sell and purchase investment securities of $1.9 million and $5.4 million, respectively as of June 30, 2002. These commitments were fulfilled in July, 2002. The balance of loans, net decreased by $32.3 million to $404.2 million at June 30, 2002 from the December 31, 2001 balance of $436.5 million.

Liabilities. Total liabilities increased to $798.9 million at June 30, 2002 compared to $788.8 million at December 31, 2001. Increases in deposits, advances by borrowers for taxes and insurance and other liabilities were partially offset by decreases in borrowings. Deposits increased by $7.3 million to $568.6 million at June 30, 2002 from $561.4 million at December 31, 2001. The increase was the net result of increases of $17.3 million in passbook, club and other accounts and $251,000 in money market and NOW accounts offset by decreases in certificates of deposit of $7.3 million. Other liabilities increased by $3.2 million while advances by borrowers for taxes and insurance increased $2.1 million. These increases were the result of the timing of payments for accrued expenses and customer payments in relation to the actual tax payment of property taxes and insurance payments. Borrowings decreased by $2.5 million to $211.8 million at June 30, 2002 from $214.3 million at December 31, 2001. The decrease was the result of normal quarterly principal repayments.

Capital. Total stockholders' equity increased by $6.6 million to $73.0 million at June 30, 2002 from $66.4 million at December 31, 2001. The increase was the result of an increase in the value of the Company's investment securities, net of taxes and an increase in retained earnings. Accumulated other comprehensive income (loss), net of taxes improved by $2.7 million during the six month period ended June 30, 2002. Retained earnings increased by $3.5 million to $76.4 million at June 30, 2002 from $72.9 million at December 31, 2001. The increase was the result of net income of $4.5 million offset by dividends of $992,000.

Liquidity and Capital Resources. The Company's primary sources of funds on a consolidated basis are deposits, borrowings and principal and interest payments on mortgages, mortgage-backed securities and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

The primary use of funds by the Company for the three and six month periods ended June 30, 2002 was the purchase of mortgage-backed securities available for sale, investment securities available for sale and mortgage loan originations. Sources of funds for the three and six months ended June 30, 2002 were in principal and interest payments on conventional mortgage loans and increases in savings deposits. Detail on the amounts of these sources and uses of funds are disclosed above under "Comparison of Financial Condition at June 30, 2002 and December 31, 2001".

At June 30, 2002, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's Tangible, Tier I (core) capital (to adjusted total assets), Tier I capital (to risk-weighted assets) and Total capital (to risk-weighted assets) ratios were 9.10%, 9.10%, 24.01% and 24.28%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Dividend payments by the Association have primarily been used to pay dividends to stockholders, interest on borrowings and other operating expenses of the Company. The ability of the Association to pay dividends and other capital distributions to the Company is generally limited by the OTS regulations. Additionally, the OTS may prohibit the payment of the dividends that are otherwise permissible by regulation for safety and reasons. As of June 30, 2002, the Association had $21.1 million of dividends that could be paid to the Company without regulatory approval and the Company had $1.0 million in cash or cash equivalents. Any dividend by the Association beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS. To the extent the Association were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made that such application would be approved by the regulatory authorities.

Comparison of Results of Operation for the Six and Three Months ended June 30, 2002 and 2001.

General. Net income for the six months ended June 30, 2002 was $4.5 million in comparison to $3.0 million for the six months ended June 30, 2001. The increase can be attributed to decreases in interest income, offset by a larger decrease in interest expense and increases in other income. Income taxes increased as a result of the increase in net income before taxes and a higher percentage of income being derived from sources which are taxable. For the three months ended June 30, 2002, net income was $2.5 million compared to $1.3 million for the three months ended June 30, 2001. The increase of $1.1 million resulted from the same sources previously described for the six month period ended June 30, 2002 and 2001.

Interest Income. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $1.7 million and $846,000 were made for the six months and three months ended June 30, 2002, respectively. For the six and three months ended June 30, 2001, tax equivalent adjustments of $1.6 million and $806,000 were made, respectively. Interest income for the six months ended June 30, 2002 decreased by $2.9 million or 10.8% to $24.2 million from $27.2 million for the six months ended June 30, 2001. The decrease was the net result of decreases in interest earned on conventional mortgage loans, federal funds sold and interest bearing deposits offset by increases in interest earned on mortgage-backed securities and investment securities. Interest on mortgage-backed securities for the six months ended June 30, 2002 was $1.3 million compared to $597,000 in the same period for the prior year. The $657,000 increase can be attributable to an increase in the average balance from $19.7 million to $65.2 million offset by a decrease in the average rate earned on the securities to 3.85% from 6.05%. Interest on interest bearing deposits totaled $314,000 for the six months ended June 30, 2002 compared to $913,000 for the six months ended June 30, 2001. The $599,000 decrease is the net result of a $1.1 million decrease in the average balance and a decrease in the average rate from 4.79% to 1.70%. Interest earned on federal funds sold decreased by $112,000 to $50,000 for the six months ended June 30, 2002 from $162,000 for the comparable 2001 period. The decrease was primarily the result of a decrease in the federal funds sold average interest rate from 5.04% to 1.60%. The average balance in the federal funds sold account also decreased from $6.4 million to $6.3 million. Interest earned on conventional mortgage loans decreased $3.2 million or 18.2% to $14.5 million for the six months ended June 30, 2002 from $17.8 million for the six months ended June 30, 2001. The decrease was the result of the average rate earned and the average balance on conventional mortgage loans declining for the six months ended June 30, 2002 from the comparable 2001 period. The decreases in the average rate and the average balance were primarily due to mortgage refinancing during the first half of the current year. The average rate earned and the average balance for the six months ended June 30, 2002 were 6.97% and $417.1 million, respectively. For the six months ended June 30, 2001, the average rate earned and the average balance were 7.11% and $500.6 million, respectively.

Interest income for the three months ended June 30, 2002 decreased by $1.3 million or 10.0% to $12.0 million from $13.4 million for the three months ended June 30, 2001. The decrease was the net result of increases in interest earned on mortgage-backed securities and investment securities and decreases in interest earned on conventional mortgage loans, federal funds sold, interest bearing deposits and Federal Home Loan Bank stock. Interest earned on investment securities was $4.1 million for the three months ended June 30, 2002 compared to $3.7 million for the second quarter of 2001. The increase was the result of the average balance increasing to $294.3 million from $239.4 million while the average interest rate decreased to 5.52% from 6.17% for the three months ended June 30, 2002 and 2001, respectively. Interest earned on mortgage-backed securities was $654,000 for the three months ended June 30, 2002 compared to $461,000 for the comparable 2001 period. The increase was the result of the average balance decreasing to $409.7 million from $487.7 million while the average interest rate decreased to 3.65% from 5.68% for the three months ended June 30, 2002 and 2001, respectively. Interest earned on conventional mortgage loans decreased by $1.6 million or 18.3% to $7.1 million for the three months ended June 30, 2002 from $8.6 million for the three months ended June 30, 2001. The decrease was the result of the average balance decreasing to $409.7 million from $487.7 million for the three months ended June 30, 2002 and 2001, respectively. In addition, the average rate earned on conventional mortgage loans decreased to 6.89% for the three months ended June 30, 2002 from 7.09% for the comparable 2001 period. Interest earned on federal funds sold decreased by $46,000 to $23,000 for the three months ended June 30, 2002 from $69,000 for the three months ended June 30, 2001. This decrease can be primarily attributable to the decline of the average balance to $5.8 million from $6.4 million and a decrease in the average interest rate earned to 1.58% from 4.3% for the three months ended June 30, 2002 and 2001, respectively.

Interest Expense. Interest expense for the six months ended June 30, 2002 decreased by $4.6 million or 21.6% to $16.7 million from $21.2 million for the six months ended June 30, 2001. The decrease was due to a decrease in interest expense on deposits and a decrease in the cost of borrowings. Interest expense on deposits decreased by $4.3 million or 29.0% to $10.6 million for the six months ended June 30, 2002 from $14.9 million for the six months ended June 30, 2001. The average rate paid on deposits for the six months ended June 30, 2002 and 2001 was 3.66% and 5.36%, respectively. The average balance on deposits and borrower's deposits for taxes and insurance was $579.0 million and $556.6 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense on borrowings decreased by $271,000 to $6.1 million for the six months ended June 30, 2002 from $6.3 million for the six months ended June 30, 2001. The average balance on borrowings was $213.0 million and $217.8 million for the six months ended June 30, 2002 and 2001, respectively. The average rate paid on borrowings for the six months ended June 30, 2002 and 2001 was 5.69% and 5.82%, respectively.

Interest expense for the three months ended June 30, 2002 decreased by $2.4 million to $8.1 million from $10.5 million for the three months ended June 30, 2001. An increase in the average balance to $582.1 million from $558.9 million was offset by a decrease in the average rate paid on deposits during the comparable three month periods. The average rate paid on deposits decreased from 5.28% to 3.49%. Interest expense on borrowings decreased by $114,000 to $3.0 million for the three months ended June 30, 2002 from $3.2 million for the three months ended June 30, 2001. The average balance on borrowings was $212.6 million and $217.2 million for the three months ended June 30, 2002 and 2001, respectively. The average rate paid on borrowings for the three months ended June 30, 2002 and 2001 was 5.72% and 5.81%, respectively.

Net Interest Income. Net interest income increased to $7.6 million for the six months ended June 30, 2002 from $5.9 million for the six months ended June 30, 2001. The increase was the result of interest expense decreasing by $4.6 million while interest income decreased by $2.9 million.

Similarly, net interest income increased by $1.1 million for the three months ended June 30, 2002 as compared to the same period ended June 30, 2001. This increase was the result of interest expense decreasing by $2.4 million offset by interest income decreasing $1.3 million.

Provision for Loan Losses. The provision for loan loss was zero for each of the six and three months ended June 30, 2002 and 2001. At June 30, 2002, non-performing assets were $1.4 million compared to $1.1 million at December 31, 2001. The allowance for loan losses equaled 67.4% of total non-performing assets as of June 30, 2002. There were no loans charged off during the six and three months ended June 30, 2002 and 2001. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of June 30, 2002. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of June 30, 2002.

Other Income. Other income for the six months ended June 30, 2002 increased by $418,000 or 31.3% to $1.8 million from $1.3 million for the six months ended June 30, 2001. The increase was the result of increases in gains on sale of investment securities, and miscellaneous income while loan fees and service charges remained relatively constant. Gains on sale of investment securities increased to $663,000 for the six months ended June 30, 2002 from $329,000 for the six months ended June 30, 2001. Other income increased by $103,000 to $532,000 for the six months ended June 30, 2002 from $429,000 for the comparable 2001 period largely due to earnings on the purchase of Bank Owned Life Insurance in the first quarter of fiscal 2001. Loan fees and service charges increased by $43,000 to $558,000 for the six months ended June 30, 2002 from $515,000 for the comparable 2001 period.

Other income for the three months ended June 30, 2002 increased by $706,000 as the result of increases in net gains on the sale of investment securities of $674,000, increases in loan fees and service charges of $27,000 and an increase in miscellaneous income of $5,000.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2002 remained relatively unchanged in comparison to the total for the six month period ended June 30, 2001. Total general and administrative expenses increased by $24,000 when comparing the two six month periods. Compensation, payroll taxes and fringe benefits increased by $6,000. The increase was the result of the increase in the number of full time equivalent employees from 51 to 53. Office occupancy expense increased by $22,000 to $313,000 for the six months ended June 30, 2002 from $291,000 for the six months ended June 30, 2001. The increase was due to expenses associated with the maintenance of buildings and equipment and increases in rent paid for the Association's branch offices. Other expenses declined by $8,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

General and administrative expenses for the three months ended June 30, 2002 increased by $42,000. The increase was the result of the same factors causing the change in general and administrative expenses for the six month period ended June 30, 2002.

Income Taxes. Tax equivalent income taxes increased by $613,000 to $2.3 million for the six months ended June 30, 2002 from $1.7 million for the comparable 2001 period. The increase was primarily the result of net income before taxes increasing to $6.8 million from $4.7 million for the six months ended June 30, 2002 and 2001, respectively. Tax equivalent adjustments of

$1.7 million and $1.6 million were made for the six months ended June 30, 2002 and 2001, respectively.

Income taxes for the three months ended June 30, 2002 increased to $1.3 million from $686,000 for the three months ended June 30, 2001. The increase was the result of a increase in net income before taxes. Tax equivalent adjustments of $846,000 and $809,000 were made during the respective quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 2001 to June 30, 2002. However, the OTS results are not yet available for the quarter ended June 30, 2002. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 2001. The Company has seen a widening of its interest margin due to the general decrease in interest rates that occurred during 2001 and the first six months of 2002.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) First Bell Bancorp, Inc. held an Annual Meeting of Stockholders on April 29, 2002.
          (b) The names of each director elected at the Annual Meeting for terms of three years ending in 2005 and votes cast for each are as follows:

                                                 For                Withhold
                                              ---------             --------
           Theodore R. Dixon                  3,658,707               77,069
           Peter E. Reinert                   3,677,553               58,223

           The names of the Directors whose terms of office continued after the Annual Meeting are as follows:

           Albert H. Eckert, II                      Jeffrey M. Hinds
           William S. McMinn                         Robert C. Baierl
           Jack W. Schweiger                         Thomas J. Jackson, Jr.

          (c) A brief description of each matter voted on and a summary of the voting of each item is as follows:

              (1) Ratification of S.R. Snodgrass A.C. as independent auditors of
                  First Bell Bancorp, Inc. for the fiscal year ending December 31, 2002.

                                        For             Against      Abstain
                                        ------------------------------------
                                        3,697,899       19,938        17,939

ITEM 5.   OTHER INFORMATION.

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  The following exhibits are filed as part of this report.

                  Exhibit 3.1  - Certificate of Incorporation of First Bell
                                 Bancorp, Inc.*
                  Exhibit 3.2  - Bylaws of First Bell Bancorp, Inc.*
                  Exhibit 4.0  - Stock Certificate of First Bell Bancorp, Inc.*
                  Exhibit 11.0 - Computation of Earnings Per Share,
                                 (filed herewith)
                  Exhibit 99.0 - Independent Accountants Review Report, dated
                                 August 7, 2002, (filed herewith)
                  Exhibit 99.1 - Certification Letter, (filed herewith)

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


                                   FIRST BELL BANCORP, INC.
                                   (Registrant)


Date:    August 14, 2002           /s/ Albert H. Eckert, II
                                   ------------------------
                                   Albert H. Eckert, II
                                   President and Chief Executive Officer


Date:    August 14, 2002           /s/ Jeffrey M. Hinds
                                   --------------------
                                   Jeffrey M. Hinds
                                   Executive Vice President and
                                   Chief Financial Officer (Principal Accounting
                                   Officer)