Form 10-Q
period 2002-09-30
FIRST BELL BANCORP INC
filed 2002-11-14
CIK 932697

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

                         Commission File Number 0-25172

                            FIRST BELL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        25-1752651
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE            19801
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                  [_] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,645,536 shares of common stock, par value $.01 per share, were outstanding as of November 14, 2002.

                            FIRST BELL BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I                FINANCIAL INFORMATION

         Item 1       Financial Statements ..........................................................     1

                      Consolidated Balance Sheet September 30, 2002
                      and December 31, 2001 (unaudited) .............................................     2

                      Consolidated Statement of Income for the Three and Nine
                      Months Ended September 30, 2002 and 2001 (unaudited) ..........................     3

                      Consolidated Statement of Comprehensive Income for the
                      Three and Nine months Ended September 30, 2002 and 2001 (unaudited) ...........     4

                      Consolidated Statement of Changes in Stockholders' Equity
                      for the Nine months Ended September 30, 2002 and 2001 (unaudited) .............     5

                      Consolidated Statement of Cash Flows for the Nine months
                      Ended September 30, 2002 and 2001 (unaudited) .................................     6

                      Notes to Unaudited Consolidated Financial Statements ..........................     7

         Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .................................    10

         Item 3       Quantitative and Qualitative Disclosure About Market Risk .....................    16

         Item 4       Controls and Procedures .......................................................    16

PART II               OTHER INFORMATION

         Item 1       Legal Proceedings .............................................................    17

         Item 2       Changes in Securities and Use of Proceeds .....................................    17

         Item 3       Defaults Upon Senior Securities ...............................................    17

         Item 4       Submission of Matters to a Vote of Security Holders ...........................    17

         Item 5       Other Information .............................................................    17

         Item 6       Exhibits and Reports on Form 8-K ..............................................    17


SIGNATURES ..........................................................................................    18

CERTIFICATIONS ......................................................................................    19

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FIRST BELL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                            (unaudited, in thousands)

                                                                                September 30, 2002        December 31, 2001
                                                                                ------------------        ------------------
                                      ASSETS
Cash and cash equivalents:
 Cash on-hand                                                                   $            1,119        $            1,103
 Non-interest bearing deposits                                                               3,614                     2,299
 Interest-bearing deposits                                                                  36,917                    28,796
                                                                                ------------------        ------------------
      Total cash and cash equivalents                                                       41,650                    32,198

Fed funds sold                                                                               3,500                     4,150
Investment securities available-for-sale, at fair value
   (cost of $324,227 and $283,857)                                                         329,751                   281,430
Mortgage-backed securities available-for-sale, at fair value
   (cost of $80,775and $56,004)                                                             81,482                    55,995
Loans - Net of allowance for loan losses of $925                                           378,944                   436,473
Properties and equipment, net                                                                3,200                     3,417
Federal Home Loan Bank stock, at cost                                                       10,400                    10,400
Bank owned life insurance                                                                   21,817                    21,012
Other assets                                                                                 8,279                    10,128
                                                                                ------------------        ------------------

Total Assets                                                                    $          879,023        $          855,203
                                                                                ==================        ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Passbook, club and other accounts                                              $          112,044        $           85,318
 Money market and NOW accounts                                                              67,446                    69,625
 Certificate accounts                                                                      400,816                   406,409
                                                                                ------------------        ------------------
   Total deposits                                                                          580,306                   561,352

 Borrowings                                                                                210,500                   214,250
 Advances by borrowers for taxes and insurance                                               3,454                     9,471
 Other liabilities                                                                           7,099                     3,689
                                                                                ------------------        ------------------
   Total liabilities                                                                       801,359                   788,762
                                                                                ------------------        ------------------

 Stockholders' equity:
 Preferred Stock, ($0.01 par value, 2,000,000 shares authorized; no shares
    issued or outstanding)                                                                       -                         -
 Common Stock, ($0.01 par value, 20,000,000 shares authorized: 8,596,250
    issued; 4,774,436 and 4,758,360 outstanding, one stock right per share)                     86                        86
 Additional paid in capital                                                                 63,042                    62,854
 Retained earnings                                                                          77,909                    72,914
 Unearned ESOP shares (450,669 and 459,999 shares)                                          (3,107)                   (3,254)
 Unearned MRP (180,845 shares)                                                              (2,521)                   (2,521)
 Treasury stock (3,821,814 and 3,837,890 shares)                                           (61,857)                  (62,030)
 Accumulated other comprehensive income (loss), net of taxes                                 4,112                    (1,608)
                                                                                ------------------        ------------------

 Total Stockholders' Equity                                                                77,664                    66,441
                                                                                ------------------        ------------------

Total Liabilities and Stockholders' Equity                                      $          879,023        $          855,203
                                                                                ==================        ==================

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
                         CONSOLDATED STATEMENT OF INCOME
               (unaudited, in thousands except per share amounts)

                                                                        THREE MONTHS                    NINE MONTHS
                                                                     ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                    2002            2001            2002           2001
                                                                -----------     ----------      -----------     ----------
   INTEREST AND DIVIDEND INCOME:
      Loans                                                     $     6,792     $    8,469      $    21,358     $   26,293
      Interest-bearing deposits                                         147            203              461          1,116
      Mortgage-backed securities                                        724            728            1,977          1,325
      Federal funds sold                                                 52             91              102            253
      Investment securities - taxable                                 3,411          2,589            9,570          8,248
      Investment securities - exempt from federal income tax              -              -                -              -
      Federal Home Loan Bank stock                                       86            177              286            552
                                                                -----------     ----------      -----------     ----------
         Total interest income                                       11,212         12,257           33,754         37,787

   INTEREST EXPENSE:
     Deposits                                                         5,071          7,101           15,662         22,008
     Borrowings                                                       3,071          3,167            9,134          9,502
                                                                -----------     ----------      -----------     ----------
         Total interest expense                                       8,142         10,268           24,796         31,510
                                                                -----------     ----------      -----------     ----------

   NET INTEREST INCOME                                                3,070          1,989            8,958          6,277

   PROVISION FOR LOAN LOSSES                                              -              -                -              -
                                                                -----------     ----------      -----------     ----------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                3,070          1,989            8,958          6,277

   OTHER ONCOME:
      Loan fees and service charges                                     295            270              852            785
      Gain on sale of investments, net                                  119              -              783            329
      Gain on sale of loans                                               -              -                -             62
      Other income                                                      277            281              809            710
                                                                -----------     ----------      -----------     ----------
         Total other income                                             691            551            2,444          1,886

   OTHER EXPENSES:
      Compensation, payroll taxes and fringe benefits                   671            685            1,945          1,953
      Office occupancy expense                                          241            220              707            661
      Computer services                                                  80             80              243            241
      Miscellaneous expenses                                            329            294              993            967
                                                                -----------     ----------      -----------     ----------
         Total other expenses                                         1,321          1,279            3,888          3,822
                                                                -----------     ----------      -----------     ----------

        INCOME BEFORE PROVISION FOR INCOME TAXES                      2,440          1,261            7,514          4,341

   PROVISION FOR INCOME TAXES:
      Current:
         Federal                                                        448            (34)           1,329            446
         State                                                          127            (58)             379            213
      Deferred credit                                                 (274)           (111)            (801)          (805)
                                                                -----------     ----------      -----------     ----------
       Total provision for income taxes                                 301           (203)             907           (146)

   NET INCOME                                                   $     2,139     $    1,464      $     6,607     $    4,487
                                                                ===========     ==========      ===========     ==========

   BASIC EARNINGS PER SHARE                                     $      0.52     $     0.36      $      1.60     $     1.10
   DILUTED EARNINGS PER SHARE                                   $      0.50     $     0.35      $      1.55     $     1.07
   WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        4,150          4,099            4,139          4,092
   WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                      4,279          4,201            4,262          4,191

 See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)

                                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                                2002             2001              2002             2001
                                                           --------------   ---------------   --------------  ---------------
    Net income                                             $        2,139   $         1,464   $        6,607  $         4,487

    Unrealized gains on securities:
       Unrealized holding gains arising during
        the period                                                  4,632             2,192            9,450            3,534
       Less: reclassification adjustment for gains
        realized in net income                                        119                 -              783              329
                                                           --------------   ---------------   --------------  ---------------
    Other comprehensive income, before taxes                        6,652             3,656           15,274            7,692
       Tax expense                                                  1,534               870            2,947            1,255
                                                           --------------   ---------------   --------------  ---------------
    Other comprehensive income, net of taxes               $        5,118   $         2,786   $       12,327  $         6,437
                                                           ==============   ===============   ==============  ===============

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (unaudited, in thousands)

                                                             Additional    Unearned                 Unearned
                                          Common Stock        Paid-in        ESOP       Treasury      MRP
                                       Shares   Par Value     Capital       Shares       Stock       Shares
                                     ------------------------------------------------------------------------
Balance at December 31, 2000            4,758    $      86    $  62,556    $ (3,507)   $ (62,030)   $ (2,937)
Allocation of ESOP shares                                           185         158
Allocation of MRP shares                                             19                                  416
Dividend payable ($0.36)
Unrealized gain in securities
  available-for-sale, net of taxes
Net income
                                     --------    ---------    ---------    --------    ---------    --------
Balance at September 30, 2001           4,758    $      86    $  62,760    $ (3,349)   $ (62,030)   $ (2,521)
                                     ========    =========    =========    ========    =========    ========



Balance at December 31, 2001            4,758    $      86    $  62,854    $ (3,254)   $ (62,030)   $ (2,521)
Allocation of ESOP shares                                           188         147
Exercise of options                        16                                                173
Dividend payable ($0.39)
Unrealized gain in securities
  available-for-sale, net of taxes
Net income
                                     --------    ---------    ---------    --------    ---------    --------
Balance at September 30, 2002           4,774    $      86    $  63,042    $ (3,107)   $ (61,857)   $ (2,521)
                                     ========    =========    =========    ========    =========    ========

                                      Accumulated
                                         Other
                                     Comprehensive   Retained
                                     Income (Loss)   Earnings      Total
                                     -------------------------------------
Balance at December 31, 2000         $     (1,067)   $  68,519    $ 61,620
Allocation of ESOP shares                                              343
Allocation of MRP shares                                               435
Dividend payable ($0.36)                                (1,469)     (1,469)
Unrealized gain in securities                                            -
  available-for-sale, net of taxes          1,950                    1,950
Net income                                               4,487       4,487
                                     ------------    ---------    --------
Balance at September 30, 2001        $        883    $  71,537    $ 67,366
                                     ============    =========    ========



Balance at December 31, 2001         $     (1,608)   $  72,914    $ 66,441
Allocation of ESOP shares                                              335
Exercise of options                                                    173
Dividend payable ($0.39)                                (1,612)     (1,612)
Unrealized gain in securities
  available-for-sale, net of taxes          5,720                    5,720
Net income                                               6,607       6,607
                                     ------------    ---------    --------
Balance at September 30, 2002        $      4,112    $  77,909    $ 77,664
                                     ============    =========    ========


See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                             Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                           2002                  2001
                                                                                             ----------            ----------
Net income                                                                                   $    6,607            $    4,487
 Adjustments to reconcile net income to net cash provived by operating activities:
  Depreciation                                                                                      229                   225
  Deferred income taxes                                                                            (801)                 (805)
  Amortization of premiums and accretion of discounts                                               828                   189
  Compensation expense-allocation of ESOP and MRP shares                                            335                   778
  Loss on sale of real estate owned                                                                   -                    21
  Gain on sale of investments, net                                                                 (783)                 (329)
  Gain on sale of mortgage loans                                                                      -                   (62)
  Increase in the value of BOLI insurance                                                          (805)                 (728)
  Increase or decrease in assets and liabilities:
   Accrued interest receivable                                                                     (402)                 (225)
   Accrued interest on deposits                                                                   4,025                 5,945
   Accrued interest on borrowings                                                                   (66)                 (124)
   Accrued income taxes                                                                             820                  (858)
   Dividend payable                                                                                 124                     -
   Other, net                                                                                    (1,389)                 (189)
                                                                                             ----------            ----------
    Net cash provided by operating activities                                                     8,722                 8,325
                                                                                             ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Sale of investments securities, available for sale                                             107,328                29,889
 Sale of mortgage-backed securities, available for sale                                               -                21,184
 Purchase of mortgage-backed securities, available for sale                                     (38,005)              (61,671)
 Purchase of investment securities, available for sale                                         (172,792)              (66,375)
 Maturity of Federal Funds                                                                          650                    90
 Principal repayments on mortgage-backed securities, available for sale                          12,915                 7,002
 Principal repayments on investment securities, available for sale                               25,369                 7,798
 Net decrease in conventional loans                                                              57,529                43,409
 Proceeds from the sale of conventional loans                                                         -                20,207
 Purchase of bank owned life insurance                                                                -               (20,000)
 Sale of Federal Home Loan Bank Stock                                                                 -                 1,000
 Net proceeds from sale of real estate owned                                                          -                     8
 Purchase of premises and equipment                                                                 (12)                  (33)
                                                                                             ----------            ----------
   Net cash used in investing activities                                                         (7,018)              (17,492)
                                                                                             ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase in demand deposits, NOW accounts and savings accounts                              24,547                10,672
 Net increase (decrease) in certificate accounts                                                 (5,593)               12,540
 Net decrease in advances by borrowers for taxes and insurance                                   (6,017)               (5,562)
 Net decrease in borrowings                                                                      (3,750)               (3,750)
 Dividend paid                                                                                   (1,612)               (1,469)
 Exercise of stock options                                                                          173                     -
                                                                                             ----------            ----------
   Net cash provided by financing activities                                                      7,748                12,431
                                                                                             ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         9,452                 3,264

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 32,198                40,509
                                                                                             ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   41,650            $   43,773
                                                                                             ==========            ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
  Interest on deposits and advances by borrowers for taxes and insurance                     $   11,637            $   16,063
  Interest on borrowings                                                                          9,200                 9,626
  Income taxes                                                                                      749                 1,347

See notes to unaudited consolidated financial statements

                            FIRST BELL BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

The consolidated balance sheet as of September 30, 2002 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell's annual report for the fiscal year ended December 31, 2001.

2. Recent Accounting Pronouncements

On January 1, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

On January 1, 2002, the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of
Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

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

In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, "Acquisitions of Certain Financial Institutions", effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method". The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets". This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Private Securities Litigation Reform Act Safe Harbor Statement

     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the discussion of the expected effects of recent accounting pronouncements, the allowance for loan losses discussion and the quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those of management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors, including war or terrorist activities affecting the Company's operations, markets, products, services and prices. The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001.

Assets. Total assets were $879.0 million at September 30, 2002 in comparison to $855.2 million at December 31, 2001. Increases in mortgage-backed securities-available for sale, investment securities-available for sale, and cash and cash equivalents were partially offset by decreases in conventional mortgage loans and Federal funds. Mortgage-backed securities at September 30, 2002 were $81.5 million compared to $56.0 million at December 31, 2001. The increase was the net result of the purchase of $38.0 million in mortgage-backed securities offset by principal repayments of $12.9 million. Investment securities, available for sale, at September 30, 2002 were $329.7 million compared to $281.4 million at December 31, 2001. The net increase was the result of a restructuring of the investment securities portfolio and the Company's decision to increase the size of the investment portfolio. During the first nine months of the current year, the Company purchased $172.8 million in investment securities offset by securities sold of $107.3 million and principal repayments of $25.4 million. This restructuring was completed to realize net securities gains on the sale of the securities while also increasing the yield on the tax exempt investment portfolio and to invest principal repayments from the mortgage portfolio into shorter-term securities. Cash increased by $9.5 million to $41.7 million at September 30, 2002 from $32.2 million at December 31, 2001. Federal funds sold decreased by $650,000. The Association had outstanding commitments to purchase investment securities of $5.4 million, respectively as of September 30, 2002. These commitments were fulfilled in October 2002. The balance of loans, net decreased by $57.6 million to $378.9 million at September 30, 2002 from the December 31, 2001 balance of $436.5 million. This net decrease was a result of loan refinancing and the Company's decision to reinvest a portion of the loan principal repayments in shorter-term securities.

Liabilities. Total liabilities increased to $801.4 million at September 30, 2002 compared to $788.8 million at December 31, 2001. The increase in liabilities resulted from increases in deposits, which were partially offset by decreases in advances by borrowers for taxes and insurance, borrowings and other liabilities. Deposits increased by $18.9 million to $580.3 million at September 30, 2002 from $561.4 million at December 31, 2001. The increase was the net result of an increase of $26.7 million in passbook, club and other accounts, offset by decreases in money market and NOW accounts of $2.2 million and certificates of deposit of $5.6 million. The shift in deposits into core accounts and out of certificates of deposit and money market and NOW accounts was driven by consumer demand for liquidity and a reluctance to accept lower yields offered for longer-term certificates of deposit. Other liabilities increased by $3.4 million while advances by borrowers for taxes and insurance decreased $6.0 million. These account balance fluctuations were the result of the timing of payments for accrued expenses and customer payments in relation to the actual tax payment of property taxes and insurance payments. Borrowings decreased by $3.8 million to $210.5 million at September 30, 2002 from $214.3 million at December 31, 2001. The decrease was the result of normal quarterly principal repayments.

Capital. Total stockholders' equity increased by $11.2 million to $77.6 million at September 30, 2002 from $66.4 million at December 31, 2001. The increase was the result of an increase in the value of the Company's investment securities, net of taxes and an increase in retained earnings. Accumulated other comprehensive income (loss), net of taxes improved by $5.7 million during the nine-month period ended September 30, 2002. Retained earnings increased by $5.0 million to $77.9 million at September 30, 2002 from $72.9 million at December 31, 2001. The increase was the result of net income of $6.6 million offset by dividends of $1.6 million.

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

The primary use of funds by the Company for the three and nine month periods ended September 30, 2002 was the purchase of mortgage-backed securities available for sale, investment securities available for sale and mortgage loan originations. Sources of funds for the three and nine months ended September 30, 2002 were in principal and interest payments on conventional mortgage loans and increases in savings deposits. Detail on the amounts of these sources and uses of funds are disclosed above under "Comparison of Financial Condition at September 30, 2002 and December 31, 2001".

At September 30, 2002, the Association's capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS"). The Association's Tangible, Tier I (core) capital (to adjusted total assets), Tier I capital (to risk-weighted assets) and Total capital (to risk-weighted assets) ratios were 9.09%, 9.09%, 23.72% and 23.99%, respectively. The Association is considered a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Dividend payments by the Association have primarily been used to pay dividends to stockholders, interest on borrowings and other operating expenses of the Company. The ability of the Association to pay dividends and other capital distributions to the Company is generally limited by the OTS regulations. Additionally, the OTS may prohibit the payment of the dividends that are otherwise permissible by regulation for safety and reasons. As of September 30, 2002, the Association had $24.9 million of dividends that could be paid to the Company without regulatory approval and the Company had $1.5 million in cash or cash equivalents. Any dividend by the Association beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS. To the extent the Association were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made that the regulatory authorities would approve such application.

Comparison of Results of Operation for the Nine and Three Months ended September 30, 2002 and 2001.

General. Net income for the nine months ended September 30, 2002 was $6.6 million in comparison to $4.5 million for the nine months ended September 30, 2001. The increase can be attributed to decreases in interest expense partially offset by a smaller decrease in interest income and increases in other income. Income taxes increased as a result of the increase in net income before taxes and a higher percentage of income being derived from sources, which are taxable. For the three months ended September 30, 2002, net income was $2.1 million compared to $1.5 million for the three months ended September 30, 2001. The increase of $676,000 resulted from the same sources previously described for the nine-month period ended September 30, 2002 and 2001.

Interest Income. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $2.7 million and $993,000 were made for the nine months and three months ended September 30, 2002, respectively. For the nine and three months ended September 30, 2001, tax equivalent adjustments of $2.5 million and $912,000 were made, respectively. Interest income for the nine months ended September 30, 2002 decreased by $3.9 million or 9.6% to $36.4 million from $40.3 million for the nine months ended September 30, 2001. The decrease was the net result of decreases in interest earned on conventional mortgage loans, federal funds sold, interest bearing deposits and dividends on Federal Home Loan Bank stock, partially offset by increases in interest earned on mortgage-backed securities and investment securities. Interest earned on investment securities was $12.3 million for the nine months ended September 30, 2002 compared to $10.8 million for the same period of the prior year. The increase was the result of the average balance increasing to $296.3 million from $233.8 million while the average interest rate decreased to 5.52% from 6.15% for the nine months ended September 30, 2002 and 2001, respectively. Interest on mortgage-backed securities for the nine months ended September 30, 2002 was $1.9 million compared to $1.3 million in the same period for the prior year. The $652,000 increase can be attributable to an increase in the average balance from $32.7 million to $67.2 million offset by a decrease in the average rate earned on the securities from 5.40% to 3.92%. Interest on interest bearing deposits totaled $461,000 for the nine months ended September 30, 2002 compared to $1.1 million for the nine months ended September 30, 2001. The $655,000 decrease is the net result of a $4.6 million decrease in the average balance and a decrease in the average rate from 4.35% to 1.58%. Interest earned on federal funds sold decreased by $151,000 to $102,000 for the nine months ended September 30,

2002 from $253,000 for the comparable 2001 period. The decrease was primarily the result of a decrease in the federal funds sold average interest rate from 5.06% to 1.67%. The average balance in the federal funds sold account increased from $6.7 million to $8.2 million. Interest earned on conventional mortgage loans decreased $4.9 million or 18.8% to $21.4 million for the nine months ended September 30, 2002 from $26.3 million for the nine months ended September 30, 2001. The decrease was the result of the average rate earned and the average balance on conventional mortgage loans declining for the nine months ended September 30, 2002 from the comparable 2001 period. The decreases in the average rate and the average balance were primarily due to mortgage refinancing during the first three-quarters of the current year. The average rate earned and the average balance for the nine months ended September 30, 2002 were 6.96% and $409.2 million, respectively. For the nine months ended September 30, 2001, the average rate earned and the average balance were 7.13% and $491.8 million, respectively.

Interest income for the three months ended September 30, 2002 decreased by $964,000 or 7.3% to $12.2 million from $13.2 million for the three months ended September 30, 2001. The decrease was the net result of increases in interest earned on investment securities and decreases in interest earned on conventional mortgage loans, mortgage-backed securities, federal funds sold, interest bearing deposits and Federal Home Loan Bank stock. Interest earned on investment securities was $4.4 million for the three months ended September 30, 2002 compared to $3.5 million for the third quarter of 2001. The increase was the result of the average balance increasing to $311.4 million from $237.1 million while the average interest rate decreased to 5.66% from 5.91% for the three months ended September 30, 2002 and 2001, respectively. Interest earned on mortgage-backed securities was $724,000 for the three months ended September 30, 2002 compared to $728,000 for the comparable 2001 period. The increase was the net result of the average balance increasing to $71.4 million from $58.8 million while the average interest rate decreased to 4.05% from 4.95% for the three months ended September 30, 2002 and 2001, respectively. Interest earned on conventional mortgage loans decreased by $1.7 million or 19.8% to $6.8 million for the three months ended September 30, 2002 from $8.5 million for the three months ended September 30, 2001. The decrease was the result of the average balance decreasing to $391.9 million from $472.2 million for the three months ended September 30, 2002 and 2001, respectively. In addition, the average rate earned on conventional mortgage loans decreased to 6.93% for the three months ended September 30, 2002 from 7.17% for the comparable 2001 period. Interest earned on federal funds sold decreased by $39,000 to $52,000 for the three months ended September 30, 2002 from $91,000 for the three months ended September 30, 2001. This decrease can be primarily attributable to the decline in the average interest rate earned to 1.74% from 5.09% while the average balance increased to $12.0 million from $7.2 million for the three months ended September 30, 2002 and 2001, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 2002 decreased by $6.7 million or 21.3% to $24.8 million from $31.5 million for the nine months ended September 30, 2001. The decrease was due to a decrease in interest expense on deposits and a decrease in the cost of borrowings. Interest expense on deposits decreased by $6.3 million or 28.8% to $15.7 million for the nine months ended September 30, 2002 from $22.0 million for the nine months ended September 30, 2001. The average rate paid on deposits for the nine months ended September 30, 2002 and 2001 was 3.60% and 5.26%, respectively. The average balance on deposits and borrowers' deposits for taxes and insurance was $579.7 million and $557.9 million for the nine months ended September 30, 2002 and 2001, respectively. Interest expense on borrowings decreased by $368,000 to $9.1 million for the nine months ended September 30, 2002 from $9.5 million for the nine months ended September 30, 2001. The average balance on borrowings was $212.4 million and $217.2 million for the nine months ended September 30, 2002 and 2001, respectively. The average rate paid on borrowings for the nine months ended September 30, 2002 and 2001 was 5.73% and 5.83%, respectively.

Interest expense for the three months ended September 30, 2002 decreased by $2.1 million to $8.1 million from $10.3 million for the three months ended September 30, 2001. The decrease was due to a decrease in interest expense on deposits and a decrease in the cost of borrowings. An increase in the average deposit balance to $581.0 million from $560.6 million was offset by a decrease in the average rate paid on deposits during the comparable three-month periods. The average rate paid on deposits decreased from 5.07% to 3.49%. Interest expense on borrowings decreased by $96,000 to $3.1 million for the three months ended September 30, 2002 from $3.2 million for the three months ended September 30, 2001. The average balance on borrowings was $210.9 million and $215.9 million for the three months ended September 30, 2002 and 2001, respectively. The average rate paid on borrowings for the three months ended September 30, 2002 and 2001 was 5.82% and 5.87%, respectively.

Net Interest Income. Net interest income increased to $11.6 million for the nine months ended September 30, 2002 from $8.8 million for the nine months ended September 30, 2001. The increase was the result of interest expense decreasing by $6.7 million while interest income decreased by $3.9 million. Similarly, net interest income increased by $1.1 million for the three months ended September 30, 2002, as compared to the same period ended September 30, 2001. This increase was the result of interest expense decreasing by $2.1 million while interest income decreased by $964,000.

Provision for Loan Losses. The provision for loan loss was zero for each of the nine and three months periods ended September 30, 2002 and 2001. At September 30, 2002, non-performing assets were $1.5 million compared to $1.1 million at December 31, 2001. The allowance for loan losses equaled 62.9% of total non-performing assets as of September 30, 2002. There were no loans charged off during the nine and three-month periods ended September 30, 2002 and 2001. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of September 30, 2002. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of September 30, 2002.

Other Income. Other income for the nine months ended September 30, 2002 increased by $558,000 or 29.6% to $2.4 million from $1.9 million for the nine months ended September 30, 2001. The increase was the result of increases in gains on sale of investment securities, miscellaneous income and service charges. Gains on sale of investment securities increased to $783,000 for the nine months ended September 30, 2002 from $329,000 for the nine months ended September 30, 2001. Other income increased by $99,000 to $809,000 for the nine months ended September 30, 2002 from $710,000 for the comparable 2001 period. This increase was largely due to earnings on the purchase of Bank Owned Life Insurance in the first quarter of fiscal 2001. Loan fees and service charges increased by $67,000 to $852,000 for the nine months ended September 30, 2002 from $785,000 for the comparable 2001 period as deferred loan fees were recognized on loans paid in full.

Other income for the three months ended September 30, 2002 increased by $140,000 as the result of increases in net gains on the sale of investment securities of $120,000 and increases in loan fees and service charges of $24,000 offset by a decrease in miscellaneous income of $4,000.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2002 remained relatively constant in comparison to the total for the nine-month period ended September 30, 2001. Total general and administrative expenses increased by $65,000 when comparing the two nine month periods. Compensation, payroll taxes and fringe benefits decreased by $8,000. Office occupancy expense increased by $46,000 to $707,000 for the nine months ended September 30, 2002 from $661,000 for the nine months ended September 30, 2001. The increase was due to expenses associated with the maintenance of buildings and equipment and increases in rent paid for the Association's branch offices. Other expenses increased by $26,000 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

General and administrative expenses for the three months ended September 30, 2002 increased by $42,000. The increase was the result of the same factors causing the change in general and administrative expenses for the nine-month period ended September 30, 2002.

Income Taxes. Tax equivalent income taxes increased by $1.2 million to $3.6 million for the nine months ended September 30, 2002 from $2.4 million for the comparable 2001 period. The increase was primarily the result of net income before taxes increasing to $10.2 million from $6.9 million for the nine months ended September 30, 2002 and 2001, respectively. Tax equivalent adjustments of $2.7 million and $2.5 million were made for the nine months ended September 30, 2002 and 2001, respectively.

Income taxes for the three months ended September 30, 2002 increased to $1.3 million from $707,000 for the three months ended September 30, 2001. The increase was the result of an increase in net income before taxes. Tax equivalent adjustments of $993,000 and $912,000 were made during the respective quarters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 2001 to September 30, 2002. However, the OTS results are not yet available for the quarter ended September 30, 2002. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell's Annual Report for the fiscal year ended December 31, 2001. The Company has seen a widening of its interest margin due to the general decrease in interest rates that occurred during 2001 and the first nine months of 2002.

Item 4. Controls and Procedures

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                 Exhibit 3.1 - Certificate of Incorporation of First Bell
                               Bancorp, Inc.*
                 Exhibit 3.2 - Bylaws of First Bell Bancorp, Inc.*
                 Exhibit 4.0 - Stock Certificate of First Bell Bancorp, Inc.*
                 Exhibit 11.0- Computation of Earnings Per Share, (filed
                               herewith)
                 Exhibit 99.0- Independent Accountants Review Report, dated
                               November 6, 2002, (filed herewith)

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

                                   FIRST BELL BANCORP, INC.
                                   (Registrant)




Date:   November 14, 2002          /s/ Albert H. Eckert, II
                                   ------------------------
                                   Albert H. Eckert, II
                                   President and Chief Executive Officer




Date:   November 14, 2002          /s/ Jeffrey M. Hinds
                                   --------------------
                                   Jeffrey M. Hinds
                                   Executive Vice President and
                                   Chief Financial Officer (Principal Accounting
                                   Officer)

                                  CERTIFICATION


I, Albert H. Eckert II, Chief Executive Officer, certify, that:

          1. I have reviewed this quarterly report on Form 10-Q of First Bell Bancorp, Inc.;

          2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002                     By: /s/ Albert H. Eckert, II
                                                   -------------------------

                                  CERTIFICATION


I, Jeffrey M. Hinds, Chief Financial Officer, certify, that:

          1. I have reviewed this quarterly report on Form 10-Q of First Bell Bancorp, Inc.;

          2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002                     By: /s/ Jeffrey M. Hinds
                                                   ---------------------