Form 10-K
period 2002-12-31
FIRST BELL BANCORP INC
filed 2003-03-31
CIK 932697

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File No.: 0-25172

FIRST BELL BANCORP, INC.

(exact name of registrant as specified in its charter)

DELAWARE (state or other jurisdiction of incorporation or organization)	25-1752651 (I.R.S. Employer I.D. No.)

Suite 1704, 300 Delaware Avenue, Wilmington, Delaware 19801

(Address of principal executive offices)

Registrant’s telephone number, including area code: (302) 427-7883

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the 4,519,206 shares of common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant at June 28, 2002 was $77.5 million, which is based upon the last sales price of $17.15 as reported on The Nasdaq Stock Market for June 28, 2002.

As of March 20, 2003, the Registrant had 4,535,714 shares outstanding (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Part II of this Form 10-K.

PART I

Item 1.             Business

General

First Bell Bancorp, Inc (the “Company” or “First Bell Bancorp”) was organized by the Board of Directors of Bell Federal Savings and Loan Association of Bellevue (the “Association” or “Bell Federal Savings”) for the purpose of acquiring all of the capital stock of the Association issued in connection with the Association’s conversion from a mutual to stock form, which was consummated on June 29, 1995 (the “Conversion”). At December 31, 2002, the Company had consolidated total assets of $892.9 million and total equity of $73.7 million. The Company is incorporated under Delaware law and is a savings and loan holding company subject to regulations by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Association. All references to the Company include the Association unless otherwise indicated.

Bell Federal Savings and Loan Association of Bellevue was originally founded in 1891 as the Commercial Building and Loan Association, a state chartered building and loan association. In 1941, the Association converted to a federally chartered mutual savings and loan association and changed its name to First Federal Savings and Loan Association of Bellevue. The Association again changed its name in 1971 to Bell Federal Savings and Loan Association of Bellevue. The Association’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”). The Association’s business is conducted through six branch offices located throughout the suburban Pittsburgh, Pennsylvania area and its principal office in the borough of Bellevue. The Company’s principal executive office is located at Suite 1704, 300 Delaware Avenue, Wilmington, Delaware 19801 and its executive office telephone number is (302) 427-7883.

The principal business of the Company is to operate a traditional customer oriented savings and loan association. The Company attracts retail deposits from the general public and invests those funds primarily in fixed and adjustable-rate, owner-occupied, single-family conventional mortgage loans and, to much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. The Company’s revenues are derived principally from interest on conventional mortgage loans, interest and dividends on investment securities and short-term investments and other fees and service charges. The Company’s primary sources of funds are deposits and borrowings.

The Association is subject to extensive regulation, supervision and examination by the OTS, its primary regulator and the FDIC, which insures its deposits. The Association is a member of the Federal Home Loan Bank (“FHLB”).

On March 11, 2002, the Company and the Association entered into an Agreement and Plan of Merger with Northwest Bancorp, Inc., pursuant to which Northwest will acquire the Company and the Association. The agreement provides, among other things, that as a result of the merger each outstanding share of common stock of the Company (subject to certain exceptions) will be automatically converted into the right to receive an amount equal to $26.25 in cash, without interest. For additional information, see “Acquisition of the Company” in Item7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this 10-K includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the allowance for loan losses discussion and certain sections of the 2002 Annual Report incorporated herein. The Company’s actual results could differ materially from those of management’s expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

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

The Greater Pittsburgh area has been in the process of restructuring over the past decade. Once centered on heavy manufacturing, primarily steel, its economic base is now more diverse, including technology, health and business services. Several “Fortune 500” industrial firms are headquartered in the Greater Pittsburgh area, including USX Corp. and Aluminum Company of America. The largest employers in Pittsburgh, by the number of local employees, include University of Pittsburgh Medical Center, USAirways, the University of Pittsburgh and Mellon Bank Corp. Seven colleges and universities are located in the Greater Pittsburgh area.

The Association serves its market area with a wide selection of residential loans and other retail financial services. Management considers the Association’s reputation for customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community orientation, as well as its established deposit base and level of core deposits.

Lending Activities

Loan and Mortgage-Backed Securities Portfolio Composition. The loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family, owner-occupied residences, and, to a much lesser extent, residential construction loans, multi-family loans, home equity loans and consumer loans. Mortgage loans are originated to be held in the portfolio. At December 31, 2002, total loans receivable were $337.3 million, of which $324.7 million, or 96.3%, were conventional mortgage loans. Of the conventional mortgage loans outstanding at that date, 94.1% were fixed-rate loans. At December 31, 2002, the loan portfolio also included $3.8 million of residential construction loans; $176,000 of multi-family loans; $8.0 million of residential home equity loans; and $493,000 of other consumer loans. The Association also offers FHA/VA qualifying one- to four-family residential mortgage loans.

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

Set forth below is a table showing loan origination, purchase and sales activity for the periods indicated.

	For the Year Ended December 31,

	2002	2001	2000

	(in thousands)

Loan receivable at beginning of period	$441,530	$536,129	$545,222

Additions:
Originations of conventional mortgages(1)(2)	60,075	26,005	50,582
Loan Purchases	6,583	—	—

Reductions:
Transfer of mortgage loans to foreclosed real estate	—	—	29
Repayments(1)	170,882	100,397	59,646
Loan sales	—	20,207	—

Total reductions	170,882	120,604	59,675

Total loans receivable at end of period	$337,306	$441,530	$536,129

Mortgage-backed securities at beginning of period	$55,995	$21,523	$—

Purchases	121,014	66,375	23,073
Sales	—	21,184	—
Repayments	19,109	10,477	1,768
(Discount accretion)/Premium amortization	425	295	(34)
Unrealized gain or loss	1,162	53	252

Mortgage-backed securities at end of period	$158,637	$55,995	$21,523

______________

   (1)    Includes conventional mortgages, residential construction loans and home equity mortgage loans.

   (2)    The Association originated no multi-family loans during the periods shown.

The following table sets forth the composition of the loan portfolio and the mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31, (in thousands)

	2002		2001		2000		1999		1998

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Real estate loans:
Conventional mortgages	$324,722	96.27%	$420,780	95.30%	$507,601	94.68%	$516,514	94.73%	$535,864	95.72%
Residential construction loans	3,891	1.15	5,716	1.30	12,087	2.25	16,229	2.98	17,924	3.20
Multi family loans	176	0.05	241	0.05	399	0.07	500	0.09	651	0.12
Second mortgage loans	8,024	2.38	14,015	3.17	15,073	2.82	11,012	2.02	4,508	0.81

Total real estate loans	336,813	99.85	440,752	99.82	535,160	99.82	544,255	99.82	558,947	99.85

Consumer loans:
Loans on deposit accounts	493	0.15	778	0.18	969	0.18	967	0.18	895	0.15
Home improvement loans	—	—	—	—	—	—	—	—	4	—

Total consumer loans	493	0.15	778	0.18	969	0.18	967	0.18	899	0.15

Total loans receivable	337,306	100.00%	441,530	100.00%	536,129	100.00%	545,222	100.00%	559,846	100.00%

Less:
Undisbursed portion of loans in process	1,660		2,568		5,373		8,652		10,354
Deferred net loan origination fees	1,049		1,564		2,020		2,386		3,153
Allowance for loan losses	925		925		925		925		805

Loans receivable, net	$333,672		$436,473		$527,811		$533,259		$545,534

Mortgage-backed securities
GNMA	$—	—%	$—	—%	$12,148	56.44%	$—	—%	$—	—%
FHLMC	31,751	20.01	—	—	—	—	—	—	—	—
FNMA	126,886	79.99	55,995	100.00	9,375	43.56	—	—	—	—

Total mortgage-backed securities	$158,637	100.00%	$55,995	100.00%	$21,523	100.00%	$—	—%	$—	—%

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the portfolio based on their remaining contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $170.9 million, $100.4 million and $59.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

	At December 31, 2002 (in thousands)

	Three Months or Less	More Than Three Months to Six Months	More Than Six Months to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to Ten Years	More Than Ten Years	Total

Interest-earning Assets:
Real estate loans:
One-to-four-family adjustable-rate loans	$207	$—	$—	$24	$33	$—	$18,902	$19,166
One-to-four-family fixed-rate loans	163	11	75	495	5,127	64,879	234,813	305,556
Residential construction loans	—	—	—	—	—	—	3,891	3,891
Multi family	—	7	18	—	—	151	—	176
Second mortgage loans	—	15	88	2,154	2,209	3,544	14	8,024

Total Real Estate Loans	370	33	174	2,673	7,369	68,574	257,620	336,813

Consumer Loans	493	—	—	—	—	—	—	493

Total loans	$863	$33	$174	$2,673	$7,369	$68,574	$257,620	$337,306

The following table sets forth the dollar amount of all loans and mortgage-backed securities at December 31, 2002, which have fixed or adjustable interest rates.

	Due After December 31, 2003

	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
Conventional mortgages	$305,314	$18,959	$324,273
Residential construction	3,891	—	3,891
Multi-family	151	—	151
Second mortgage	4,445	3,476	7,921
Consumer loans	—	—	—

Total loans	313,801	22,435	336,236

Mortgage backed securities	8,237	150,400	158,637

Total loans and mortgage backed securities	$322,038	$172,835	$494,873

One- to Four-Family Residential Mortgage Lending Residential mortgage loans are primarily secured by owner-occupied one-to-four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association originates fixed-rate loans and adjustable rate mortgage (“ARM”) loans. At December 31, 2002, conventional mortgage loans totalled $324.7 million, or 96.3%, of total loans at such date. Of the Association’s conventional mortgage loans secured by one- to four-family residences, $305.3 million, or 94.1%, were fixed-rate loans.

Originated mortgage loans are held in the loan portfolio and are secured by properties located within the Association’s primary market area. Historically, the market interest rates of mortgage loans in the Pittsburgh area have been below national averages. The mortgage loan portfolio has decreased from $440.8 million at December 31, 2001 to $336.8 million at December 31, 2002.

The Association from time to time purchases one- to four-family mortgage loans and loan participations. A number of these loans are secured by properties located outside the Association’s market area, such as other regions of Pennsylvania, California, Illinois, Maryland, New York, Texas, Virginia, Utah, North Carolina, Tennessee and Georgia. The Association purchased $6.5 million in mortgage participation loans in 2002. The Association did not purchase any participations in 2001. At December 31, 2002, the Association had $10.7 million in purchased mortgage loans and loan participations serviced by others, totalling 3.2% of the total loan portfolio at that date, primarily secured by one- to four-family residences. The Association intends to continue purchasing loans to supplement reduced loan demand as needed. Loans purchased generally must meet the same underwriting criteria as loans originated by the Association.

In February 2001, the Company sold approximately $20.2 million fixed rate mortgage loans. There were no loan sales for the years ended December 31, 2002 and 2000. Most of the loan portfolio is underwritten in conformity with Federal National Mortgage Association (“FNMA”) secondary market requirements. Although the Association has been approved by FNMA to sell loans in the secondary market, there is no assurance that the Association will be able to originate loans for sale in the secondary market or, that if originated, such loans will be sold in the secondary market in the future. Should the Association decide to sell mortgage loans in the future, the lower interest rates on such loans, characteristic of the Pittsburgh market, may tend to diminish the demand for such loans in the secondary market.

In 2001, the maximum loan to value ratio on Adjustable Rate Loans was increased to 90%. On all other conventional mortgages with the exception of Community Reinvestment Act (“CRA”) loans, the maximum loan-to-value ratio is 80%. If the loan-to-value ratio exceeds 80%, private mortgage insurance is purchased to bring the Company’s exposure at or below 80%. As a result, a majority of borrowers are previous homeowners, whom the Association believes to be relatively stable borrowers. The Association also offers FHA/VA qualifying one-to four-family residential mortgage loans. One-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the portfolio generally include due-on-sale clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Association’s policy to enforce due-on-sale clauses. The residential mortgage loans originated are generally for terms to maturity from 15 to 30 years. At December 31, 2002, the maximum one-to four-family loan amount is $600,000, unless otherwise approved by the Board of Directors.

Presently, four ARM loans are offered; a one-year, three-year, five-year and 7/1 ARM loan. The one-year ARM loan has an interest rate that adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. The one-year ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. This mortgage can convert to a fixed-rate loan at specified times during the first five years. The three-year ARM loan has an interest rate that adjusts every three years based on a spread of 2.75 percentage points above the rate on three year United States Treasury securities. The three-year ARM is subject to a limitation on interest rate increases and decreases of 2.0% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate and a floor rate equal to the origination interest rate. The five-year ARM loan has an interest rate that adjusts every five years based on a spread of 2.75 percentage points above the rate on five-year United States Treasury securities. The five-year ARM loan is subject to a limitation on interest rate increases and decreases of 3.0% per change, a lifetime ceiling on the interest rate of 6.0% above the origination rate, and a floor rate equal to the origination interest rate. The 7/1 ARM loan has an interest rate that remains constant for the first seven years and then the interest rate adjusts annually based on a spread of 2.50 percentage points above the rate on one-year United States Treasury securities. After the initial seven years, this ARM loan is subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor equal to the origination interest rate. The mortgage can convert to a fixed-rate loan at the first change date.

The volume and types of ARM loans originated are affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In 2002, the Association did not originate any ARM loans. Although ARM loans will continue to be offered, there can be no assurance that in the future ARM loans will be originated in sufficient volume to constitute a significant portion of the loan portfolio.

In an effort to provide financing for low and moderate income home buyers, additional single family residential mortgage loans are offered to low and moderate income borrowers and residents of CRA neighborhoods, with terms of up to 30 years. A single-family, owner-occupied unit must secure such loans. These loans are originated using modified underwriting guidelines with reduced down payments and expenses. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its CRA loans, a lower rate of return is expected on such loans, as compared to other residential mortgage loans. For the year ended December 31, 2002 the Association originated or purchased 75 loans for $5.1 million to low and moderate income individuals and 38 loans for $3.1 million in low and moderate income areas. In 2001 and 2000 the Association originated 16 and 35 loans under the CRA loan program, with aggregate dollar amounts of $1.1 million and $2.1 million, respectively.

Residential Construction Loans. The Association originates loans for the construction of one-to four-family residential properties. Such loans are made on contract directly to the home buyer. Residential construction loans are subject to the same maximum loan amounts as conventional mortgage loans. Residential construction loans are made for terms of up to one year, at which time the loans convert to permanent conventional mortgage financing. Residential construction loans are generally offered at the Association’s prevailing interest rate. An additional fee may be charged for construction servicing. Advances are made to builders as phases of construction of the property are completed. As of December 31, 2002, the Association’s residential construction loans totaled $3.9 million, or 1.2% of the total loan portfolio. Of these construction loans, $1.7 million had been committed but was undisbursed as of that date.

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

Multi-Family Loans. In prior years, the Association also originated multi-family loans. As of December 31, 2002, the Association’s total loan portfolio contained 5 multi-family loans,

totalling $176,000, or 0.1%, of total loans. Since 1991, the Association has not originated any multi-family mortgage loans. In the future, the Association may originate a limited number of multi-family loans on a case-by-case basis.

The multi-family loans in the Association’s portfolio consist of fixed-rate rate loans which were originated at prevailing market rates. The Association’s policy has been to originate multi-family loans only in its market area. In making multi-family loans, the Association considers primarily the ability of net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property, and the Association’s lending experience with the borrower.

Second Mortgage Loans. The Association offers home equity installment and line of credit loans to homeowners in its lending territory. Home equity installment loans are underwritten for a fixed rate with a five year term or an adjustable rate ten year term in which the rate adjusts after the fifth year based on the prime rate. Line of credit loans can be drawn on for ten years and paid back in twenty years and are based on the prime rate. The Association offers second mortgage loans with maximum combined loan-to-value ratios of up to 80%. During 2002 the Association originated 40 home equity installment and line of credit loans totaling $1.2 million for line of credit loans. At December 31, 2002, the Association had $8.0 million or 2.4% of total loans in second mortgage loans.

Consumer Loans. The Association also offers secured consumer loans. At December 31, 2002, the Association’s consumer loans totalled $493,000, or 0.1% of the Association’s total loan portfolio, all of which were secured by deposit accounts.

Loan Servicing and Loan Fees. Servicing on all loans that have been sold has been retained. Fees are received for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2002, the Association was servicing $18.2 million of loans for others. Loan servicing income was $64,000, $40,000 and $6,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Association also receives income in the form of service charges and other fees on loans. For the years ended December 31, 2002, 2001 and 2000, the Association earned $779,000, $576,000 and $167,000, respectively, in loan related service charges and other fees.

Mortgage-backed Securities. As of December 31, 2002, the Association had $158.6 million in mortgage-backed securities. These securities consisted of eighteen Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) securities. These securities consisted of $8.2 million in fixed rate securities and $150.4 million in adjustable rate securities. These securities are classified as available-for-sale. As of December 31, 2001, the Association had $56.0 million in mortgage-backed securities. These securities consisted of five Federal National Mortgage Association (“FNMA”), adjustable rate securities, with a fair value of $56.0 million. These securities were also classified as available-for-sale.. The Association may invest in mortgage-backed securities in the future to offset any significant decrease in demand for one- to four-family loans.

Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Association’s Loan Committee. All mortgage loans must be approved by the Loan Committee. As of December 31, 2002, any loan application over $600,000 must be approved by the Board of Directors.

Upon receipt of a completed loan application from a prospective borrower, the Association generally orders a credit report, verifies employment, income and other information, and, if necessary, obtains additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. All appraisals are performed by licensed certified appraisers. The Board of Directors annually approves the independent appraisers used by the Association and reviews the Association’s appraisal policy. When the credit information is obtained and an appraisal is completed, loans are presented for approval to the Association’s Loan Committee. The Loan Committee must approve all one-to four-family mortgage loans originated by the Association.

The Association’s policy is to require either title insurance or an attorney’s opinion of title, and hazard insurance on all real estate loans. Borrowers are required to advance funds together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, if required.

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

Delinquent Loans. At December 31, 2002, 2001 and 2000, delinquencies in the loan portfolio were as follows:

	At December 31, 2002				At December 31, 2001

	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(in thousands)				(in thousands)
Conventional mortgage loans	8	$433	25	$1,806	14	$1,568	23	$1,026
Second mortgage loans	1	32	—	—	1	10	1	30
Multi-family loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—

Total loans	9	$465	25	$1,806	15	$1,578	24	$1,056

Delinquent to total loans		0.14%		0.54%		0.36%		0.24%

	At December 31, 2000

	60 - 89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(in thousands)
Conventional mortgage loans	10	$405	13	$565
Second mortgage loans	—	—	—	—
Multi-family loans	—	—	—	—
Consumer loans	—	—	—	—

Total loans	10	$405	13	$565

Delinquent loans to total loans		0.08%		0.11%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-accrual mortgage and other loans and real estate owned (“REO”). Interest is not accrued on loans past due 90 days or more. The Association had no real estate owned and no in substance foreclosures at December 31, 2002. During the years ended December 31, 2002, 2001 and 2000, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, totalled $104,000, $50,000, and $32,000, respectively. Interest income recorded on non-accrual loans was $79,000, $57,000, and $33,000 for each of the years ended December 31, 2002, 2001 and 2000, respectively.

	At December 31,

	2002	2001	2000	1999	1998

	(in Thousands)

Non-accrual delinquent mortgage loans	$1,806	$1,056	$565	$269	$498
Non-accrual delinquent other loans	—	—	—	—	—

Total non-performing loans	$1,806	$1,056	565	269	498
Real estate owned	—	—	29	390	82

Total non-performing assets	$1,806	$1,056	$594	$659	$580

Total non-performing loans to total loans	0.54%	0.24%	0.11%	0.12%	0.10%
Total non-performing assets to total assets	0.20%	0.12%	0.07%	0.08%	0.08%

Classified Assets. Federal regulations and the Association’s policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

At December 31, 2002, classified assets totaled $1.8 million, or 0.20% of total assets, and consisted of twenty-five conventional and one second mortgage loan classified as “Substandard”.

Allowance for Loan Losses, Investments in Real Estate and Real Estate Owned. The allowance for loan losses is established and maintained through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and the condition of the local economy in the Company’s market area. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the portfolio as of December 31, 2002. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, such as a material increase in the balance of the loan portfolio.

The following table sets forth the allowance for loan losses at the dates indicated.

	For the Years Ended December 31,

	2002		2001		2000		1999		1998

	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$925		$925		$925		$805		$715
Charge-offs:
Conventional mortgages	—		—		—		—		—
Residential construction	—		—		—		—		—
Multi-family	—		—		—		—		—
Consumer	—		—		—		—		—

Total charge-offs	—		—		—		—		—
Total recoveries	—		—		—		—		—
Provision for (recovery of) loan losses	—		—		—		120		90

Balance at end of period(1)	$925		$925		$925		$925		$805

Ratio of net charge-offs during the period to average loans outstanding during the period	—%		—%		—%		—%		—%
Ratio of allowance for loan losses to total loans at the end of the period	0.28%		0.22%		0.18%		0.17%		0.15%
Ratio of allowance for loan losses to non-performing assets at the end of the period	.51	x	.88	x	1.56	x	1.40	x	1.39	x

______________

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

Investment Activities

As a member of the FHLB System, the Association is required to maintain liquid assets at minimum levels which vary from time to time. The Association increases or decreases its liquid investments depending on the availability of funds, the comparative yields on liquid investments in relation to the return on loans and in response to its interest rate risk management. To meet liquidity obligations, federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Association’s liquid investments primarily consist of federal funds sold, U.S. Government securities, federal agency securities and interest-bearing deposits. Historically, the Association has maintained its liquid assets at levels well above the minimum regulatory requirements.

The Company’s Investment Committee, which is appointed by the Chief Executive Officer, formulates the investment policy of the Company. The Company’s Investment Committee reports all purchases and sales of investments to the Board of Directors. The policy of the Association is to invest funds among various categories of investments and maturities to meet the day-to-day, cyclical and long-term changes in assets and liabilities. In establishing its investment strategies, the Company considers its cash position, the condition of its loans, the stability of deposits, its capital position, its interest rate risk and other factors.

Investment Securities. OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for “investment,” “sale,” or “trading.” The Association’s investment policy provides for “held for investment” and “available for sale” portfolios. Although the Association’s investment policy allows that some investments and loans will qualify to be held-to-maturity, the policy allows the sale of investments in certain specific instances, such as when the quality of an asset deteriorates, or when regulatory changes require that an asset be disposed. At December 31, 2002, the Association had total investments of $309.1 million, all of which were classified as available-for-sale. The investments consisted of $187.7 million in municipal securities, $40.5 million in Small Business Association securities, $38.6 million in Collateralized Mortgage Obligations (“CMO’s”), $30.1 million in FHLMC and FNMA bonds, $5.0 million in Trust Preferred securities, $6.8 million in Corporate Bonds and $4,000 in stock of FNMA.

The following table sets forth certain information regarding the carrying and market values of the portfolio of investment securities available-for-sale and held-to-maturity at the dates indicated:

	At December 31,

	2002		2001		2000

	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value

	(In thousands)
Investment securities:
Municipal securities	$184,611	$187,728	$179,969	$178,162	$199,196	$197,186
Agency Securities (Small Bus. Admin.)	40,792	40,492	47,895	47,470	—	—
CMO’s	38,104	38,559	45,989	45,989	11,037	11,044
FNMA bonds	15,060	15,474	—	—	—	—
FHLB bonds	15,000	15,066	5,000	4,805	5,000	5,000
Other investments	11,971	11,789	5,004	5,004	4	4

Total investments	$305,538	$309,108	$283,857	$281,430	$496,667	$213,234

The following table sets forth the carrying values, market values and average yields for the Association’s available for sale investment portfolio (excluding $4,000 in FNMA stock) by maturity, call date or repricing date, whichever is first, at December 31, 2002, (dollars in thousands).

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Investment Securities:
Municipal securities	$14,195	4.76%	$49,160	4.53%	$117,943	4.77%	$3,313	4.84%	$184,611	4.71%
Agency securities	40,792	2.28%	—	—	—	—	—	—	40,792	2.28%
CMO’s	31,254	5.62%	1,781	4.10%	5,069	4.82%	—	—	38,104	5.44%
FNMA bonds	15,060	3.72%	—	—	—	—	—	—	15,060	3.72%
FHLB bonds	15,000	3.51%	—	—	—	—	—	—	15,000	3.51%
Other securities	11,967	3.62%	—	—	—	—	—	—	11,967	3.62%

Total Investments	$128,268	3.81%	$50,941	4.51%	$123,012	4.77%	$3,313	4.84%	$305,534	3.63%

Sources of Funds

General. The lending and investment activities are predominantly funded by savings deposits, borrowings, interest and principal payments on loans and other investments and loan origination fees.

Deposits. Deposits serve as the predominant source of funds. The Association offers interest rates on deposits that are competitive in the Greater Pittsburgh market area to maintain a strong depositor base. Deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. The Association relies on its competitive pricing policies and customer service to maintain deposit growth. The Association has produced an overall increase in total deposits of 9.32%, from $536.7 million at December 31, 2000 to $586.7 million at December 31, 2002. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Deposits	$941,442	$784,598	$817,448
Withdrawals	921,676	768,639	808,601

Net increase (decrease) before interest credited	19,766	15,959	8,847
Interest credited	5,568	8,708	15,907

Net increase in deposits	$25,334	$24,667	$24,754

The following table indicates the amount of the certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2002.

Amount

(In thousands)
Maturity Period:
Three months or less	$7,931
Over three through six months	13,007
Over six through 12 months	10,680
Over 12 months	22,457

Total	$54,075

The following table sets forth the distribution of the average daily balance of deposit accounts and borrowings for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

	Year Ended December 31,

	2002			2001			2000

	Average Balance	Interest	Weighted Average Nominal Rate	Average Balance	Interest	Weighted Average Nominal Rate	Average Balance	Interest	Weighted Average Nominal Rate

	(in thousands)
Money market and NOW deposits	$70,595	$1,214	1.72%	$76,970	$1,601	2.08%	$83,044	$1,637	1.97%
Savings deposits	117,908	2,630	2.23	73,756	2,437	3.30	59,000	2,737	4.64
Certificates of deposit	392,370	16,496	4.20	410,250	24,475	5.97	389,054	23,256	5.98
Borrowings	214,061	12,272	5.73	216,552	12,635	5.83	221,960	13,047	5.88

Total interest-bearing liabilities	$794,934	$32,612	4.10%	$777,528	$41,148	5.29%	$753,058	$40,677	5.40%

The following table presents the amount of certificate accounts outstanding based upon original contractual periods to maturity and contracted rates, at December 31, 2002, and based upon contracted rates, at December 31, 2001 and 2000.

	December 31, 2002							At December 31,

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five to Ten Years	Total December 31, 2002	2001	2000

	(in thousands)
Certificate Accounts:
Less than 2.00%	$27,980	$6,870	$—	$—	$—	$—	$34,850	$1,148	$—
2.01% to 2.50%	31,628	19,850	395	—	—	—	51,873	14,224	—
2.501% to 3.00%	85,042	27,150	1,164	972	—	—	114,328	11,462	—
3.001% to 3.50%	56	6,810	5,645	605	10	472	13,598	28,158	—
3.501% to 4.00%	43	57,750	508	2,665	31	2,106	63,103	18,427	—
4.001% to 4.50%	—	6,463	1,843	3,317	8	4,468	16,099	93,303	21
4.501% to 5.00%	—	—	947	4,247	4	9,507	14,705	61,925	10,727
5.001% to 5.50%	—	—	5,205	2,544	189	5,914	13,852	32,879	19,882
5.501% to 6.00%	—	—	467	252	3	15,677	16,399	34,777	73,557
6.001% to 6.50%	—	—	1,068	2,506	4	5,626	9,204	22,819	110,566
6.501% to 7.00%	—	—	—	14,100	56	13,488	27,644	46,713	140,429
7.001% to 7.50%	—	—	—	65	—	5,778	5,843	40,516	47,942
7.501% to 8.50%	—	—	—	—	—	63	63	58	2,345

	$144,749	$124,893	$17,242	$31,273	$305	$63,099	$381,561	$406,409	$405,469

Borrowings

Borrowings are used in conjunction with deposits in funding the operating and investment activity of the Company. At December 31, 2002, the Company had borrowings of $221.8 million. Of these borrowings, $208.0 million are held at the Association level and the remaining $13.8 is held at the Company level. All of the Association’s borrowings have an original contractual maturity of ten years. However, every six months the FHLB has the option to convert $70 million of these borrowings to an adjustable rate based on the three month Libor. If the FHLB elects to convert the borrowings to an adjustable rate, the borrowings can be repaid without penalty. The balance of the Association’s borrowings, $138 million, carry a fixed interest rate for the first five years. On the fifth anniversary date the FHLB has the option to convert these borrowings to an adjustable rate based on three-month Libor. Again, if the FHLB elects to convert the borrowings to adjustable rates, the borrowing can be repaid without penalty. If the borrowings are not converted to an adjustable rate, the rate remains fixed at the current contractual rate for the remaining five years of the borrowings. The weighted average rate on these borrowings is 5.73%. Assets of the Association secure the FHLB borrowings. The Company has an adjustable rate term loan of $13.8 million. The interest rate on this term loan adjusts quarterly based on the three-month labor rate, plus 150 basis points. The rate on this loan as of December 31, 2002 and 2001 was 2.92% and 3.77%, respectively. These borrowings are secured by the assets of the Company.

Subsidiary Activities

In June, 2001, Bell Federal Savings established a Delaware Holding Company subsidiary, 1891 Associates, Inc., to hold a portion of the investment securities previously owned exclusively by the Association. Bell Federal Savings provided a $100 million line of credit to the subsidiary. The proceeds from the line of credit were used to purchase $98.5 million of Bank Qualified Municipal Securities which were previously held as “available-for-sale” securities by the Association. These securities are also classified as “available-for-sale” by the Delaware Holding Company subsidiary.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB System, and with respect to deposit insurance the SAIF managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See “Federal Savings Institution Regulation-QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Association continues to comply with the QTL Test. Upon any nonsupervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

Acquisition of the Holding Company

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found the acquisition will not result in a change of control of the Company. Under CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the Association must comply with the prompt corrective action standards discussed below. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2002, the Association met each of its capital requirements.

The following table presents the Association’s capital position at December 31, 2002.

				Capital

	Actual	Required	Excess	Actual	Required

Tangible	$80,414	$13,303	$67,111	9.04%	1.50%
Core (Leverage)	80,414	35,475	44,939	9.04	4.00
Risk-based	81,339	25,369	55,970	25.65	8.00

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The Association is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF.

The Association’s assessment rate for fiscal 2002 was 0.43 basis points and the premium paid for this period was $100,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At December 31, 2002, the Association’s limit on loans to one borrower was $12.7 million and the Association’s largest aggregate outstanding balance of loans to one borrower was $594,000.

QTL Test. The Home Owners Loan Act requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, the Association maintained 69.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (e.g., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Liquidity. The Company is required to maintain liquid assets at a level, which would be consistent with the safe and sound operation of the Association. Management of the Association believes that it has met or exceeded these requirements during the current and prior fiscal years.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Association’s latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 2002 totaled $174,000.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association.. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. Section 23B also applies to “covered transactions” as well as certain other transactions between a savings association and an affiliate. Section 23B requires that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate.

In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

Federal Home Loan Bank System

The Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of a Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 5% of the Association’s outstanding borrowings plus 0.5% of the remaining borrowing capacity. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2002 of $11.8 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts from the late 1980’s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Association’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $6.0 million to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Association complies with the foregoing requirements.

Sarbanes-Oxley Act of 2002.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation’s more significant reforms are noted below.

•         The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

•         The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

•         The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

•         The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company’s financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods;” directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

•         The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one “financial expert,” a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

•         The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

•         Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For its 2002 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the “Code”) were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the “PTI Method”) or (ii) the Experience Method. The reserve for non-qualifying loans was computed using the Experience Method.

The Small Business Job Protection Act of 1996 (the “1996 Act”), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six year taxable period beginning with the first taxable year after 1995, subject to a two-year suspension if the “residential loan requirement” is satisfied.

Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association’s taxable year of 1998, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Association will incur an additional tax liability of approximately $400,000 over the next year.

Distributions. Under the 1996 Act, if the Association makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Association’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Association’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association’s income. Non-dividend distributions include distributions in excess of the Association’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association’s current or accumulated earnings and profits will not be so included in the Association’s income.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code (the “Code”) imposes a tax on alternative minimum taxable income (“AMTI”), which directly and indirectly taxes certain items as tax preferences (e.g. tax exempt interest income), at a rate of 20%. In 2002, 2001 and 2000, due to the Company’s level of tax exempt interest income, the Company paid alternative minimum tax of $933,000, $1.1 million and $944,000, respectively. These payments are subsequently treated as minimum tax credits which have an indefinite carry forward period and can be used to reduce future regular tax liabilities of the Company.

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

State and Local Taxation

The Association is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Association’s financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of net interest expense incurred to carry the obligations is disallowed as a deduction. The Company is subject to the Capital Stock Tax of the Commonwealth of Pennsylvania and the Franchise Tax of the state of Delaware.

Personnel

As of December 31, 2002, the Association had 55 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.

Availability of Information

The Company makes available on its website, which is located at http://www.bellfederalsavings.com/firstbell, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. As of March 31, 2003, the Company will make available these reports on the date which these reports are filed electronically with the SEC. Stockholders Investors are encouraged to access these reports and other information about the Company’s business and operations on the website.

Item 2.             Properties

The Company conducts its business by maintaining an office at 300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801. The Association conducts its business through its main office located at 532 Lincoln Avenue, Pittsburgh, Pennsylvania 15202 and six full-service branch offices, all of which are located in Allegheny County. Three of the Association’s branch offices are leased. Loan originations are processed at the administrative office. The Association believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.

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

Item 4.             Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Shareholder Information” on page 52 in the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the dividend restrictions for Registrant’s common stock appears under Note 11 to the “Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000” on pages 40 and 41 in the Company’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.             Selected Financial Data

The above-captioned information appears under “Selected Financial and Other Data of the Company” in the Company’s 2002 Annual Report to Stockholders on pages 1 and 2 is incorporated herein by reference.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report to Stockholders on pages 9 through 23 and is incorporated herein by reference.

Item 7.a.          Quantitative and Qualitative Disclosure About Market Risks

The above-captioned information appears under the heading “Interest Rate Sensitivity” in the Company’s 2002 Annual Report to Stockholders on pages 13 through 15 is incorporated herein by reference.

Item 8.             Financial Statements and Supplementary Data

The Consolidated Financial Statements of First Bell Bancorp, Inc. and its subsidiary, together with the report thereon by S.R. Snodgrass, A.C. appears in the Company’s 2002 Annual Report to Stockholders on pages 25 through 49 and are incorporated herein by reference.

Item 9.             Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.           Directors and Executive Officers of the Registrant

The following table sets forth the names of the Company’s directors, as well as their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a director of the Company or the Association and the year in which their terms as director of the Company expire.

Name and Principal Occupation at Present and for Past Five Years	Age	Director Since	Expiration of Term as Director

Albert H. Eckert, II President and Chief Executive Officer of First Bell Bancorp; President and Chief Executive Officer of Bell Federal Savings	70	1956	2003

William S. McMinn Treasurer of First Bell Bancorp and Bell Federal Savings; Senior Executive Vice President, Aon Risk Services, Inc. of Pennsylvania, an international employee benefit consulting firm	46	1989	2003

Jack W. Schweiger Independent builder and developer specializing in custom homes; formerly Vice President and Regional Production Manager of Ryan Homes, Inc.	63	1995	2003

Theodore R. Dixon Sole proprietor of the Dixon Agency, a real estate appraisal firm	68	1995	2005

Peter E. Reinert Partner with the law firm of Akerman, Senterfitt & Eidson, P.A., Orlando, Florida; Previously, Senior Counsel for General Electric Appliances	44	1995	2005

Robert C. Baierl Secretary of First Bell Bancorp; President and owner of Wright Contract Interiors, a full service contract interior firm	53	1987	2004

Name and Principal Occupation at Present and for Past Five Years	Age	Director Since	Expiration of Term as Director

Jeffrey M. Hinds Executive Vice President and Chief Financial Officer of First Bell Bancorp; Executive Vice President and Chief Financial Officer of Bell Federal Savings	45	1994	2004

Thomas J. Jackson, Jr. Secretary of Bell Federal Savings; Retired Attorney; Chairman of the Board of Directors of Suburban General Hospital; member of the Board of Directors of Western Pennsylvania Health Care System	68	1974	2004

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers (as defined in regulations promulgated by the SEC thereunder) and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of the reports it has received and written representations provided to the Company from individuals required to file the reports, the Company believes that during the year ended December 31, 2002, all Form 4 reports to the Securities and Exchange Commission were filed on a timely basis.

Item 11.           Executive Compensation

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2002, 2001, and 2000, the cash compensation paid by the Association, as well as certain other compensation paid or accrued for those years, to the chief executive officer and those executive officers of First Bell Bancorp who received an amount in salary and bonus in excess of $100,000 (the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)(3)	LTIP Payouts($)	All Other Compensation($)

Albert H. Eckert, II President	2002	$262,503	$100,380	$—	$22	$—	$—	$236,520	(4)
and Chief Executive Officer	2001	232,959	38,143	—	—	—	—	107,844
	2000	223,031	—	—	—	—	—	82,820

Jeffrey M. Hinds Executive	2002	128,965	46,873	—	—	—	—	166,042	(4)
Vice President and Chief	2001	121,234	27,278	—	—	—	—	98,353
Financial Officer	2000	114,779	—	—	—	—	—	81,817

______________

   (1)    Includes compensation deferred at the election of Messrs. Eckert and Hinds through Bell Federal Savings 401(k) Plan and, in the case of Mr. Eckert, the directors deferred compensation plan.

   (2)    There were no (a) perquisites over the lesser of $50,000 or 10% of the individual’s total salary and bonus, respectively, (b) payments of above-market preferential earnings on deferred compensation, (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation, (d) tax payment reimbursements or (e) preferential discounts on stock.

   (3)    See “Fiscal Year-End Options/SAR Values” table for a discussion of options granted under the stock option plan.

   (4)    Includes (a) $2,750 and $1,934 contributed by Bell Federal Savings under Bell Federal Savings 401(k) Plan to the accounts of Messrs. Eckert and Hinds, respectively, during 2002, (b) $60,134 and $30,000 representing the contribution made to the SERP for the accounts of Messrs. Eckert and Hinds, respectively, during 2002, and (c) $173,636 and $134,108 representing the value of shares allocated under the ESOP for the benefit of Messrs. Eckert and Hinds, respectively, during 2002 based on the closing price of the shares on the NASDAQ National Market at December 31, 2002.

Employment Agreements

The Company and the Association currently maintain three-year employment agreements with Messrs. Eckert and Hinds. The employment agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the board of directors may extend the agreements for an additional year so that the remaining terms shall be the amount of the original terms, unless written notice of non-renewal is given by the board of directors after conducting a performance evaluation of the executive. The employment agreements provide that the executive’s base salary will be reviewed annually. The base salaries which are currently effective for the employment agreements for Messrs. Eckert and Hinds are $257,408 and $132,636, respectively. In addition to base salary, the employment agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel.

The employment agreements provide for termination by First Bell Bancorp or Bell Federal Savings for cause, as defined in the employment agreements, at any time. If First Bell Bancorp or Bell Federal Savings chooses to terminate the executive’s employment for reasons other than for cause, or if the executive’s resigns from First Bell Bancorp or Bell Federal Savings after specified circumstances that would constitute constructive termination, the executive or, in the event of death, his beneficiary would be entitled to an amount equal to the remaining salary payments under the employment agreement and the contributions that would have been made on the executive’s behalf to any employee benefit plans of First Bell Bancorp or Bell Federal

Savings during the remaining term of the employment agreement. First Bell Bancorp and Bell Federal Savings would also continue the executive’s life, health and disability coverage for the remaining term of the employment agreement.

Under the employment agreements, if voluntary or involuntary termination follows a change in control of First Bell Bancorp or Bell Federal Savings, as defined in the employment agreements, the executive or, in the event of death, his beneficiary would be generally entitled to three times the executive’s annual compensation plus a severance payment equal to other non-cash benefits provided for under the employment agreements, including continued reimbursement of automobile expense, and life, health and disability coverage for a 36 month period consistent with the amounts paid for the executive prior to the change of control.

Stock Options

The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers as of December 31, 2002. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year end price of the First Bell Bancorp common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End(#)		Value of Unexercised In-the- Money Options/SARs at Fiscal Year End($)(1)(2)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Albert H. Eckert	—	—	160,772	—	$1,696,145	—
Jeffrey M. Hinds	—	—	107,177	—	$1,130,717	—

   (1)    The closing market price on December 31, 2002 was $21.26.

   (2)    Based on the market value of the underlying First Bell Bancorp common stock at December 31, 2002, minus the exercise price.

Supplemental Retirement Plan

The Association maintains a supplemental retirement plan pursuant to which Messrs. Eckert and Hinds receive specified retirement benefits.

Mr. Eckert, who has been a participant in the supplemental retirement plan since 1992, receives a supplemental retirement benefit of $30,067 for each year of service with Bell Federal Savings since becoming a participant in the plan, which increases to $45,100 if Bell Federal Savings’ return on assets for a particular year is equal to or greater than .75% and to $60,134 if such return on assets is equal to or greater than 1.0%.

Mr. Hinds, who has been a participant in the supplemental retirement plan since mid-2001, receives a supplemental retirement benefit of $15,000 for each year of service with Bell Federal Savings since becoming a participant in the plan, which increases to $22,500 if Bell

Federal Savings’ return on assets for a particular year is equal to or greater than .75% and to $30,000 if such return on assets as equal to or greater than 1.0%.

Amounts earned under the supplemental retirement plan are paid in ten equal annual payments commencing on the first business day of the calendar year immediately following the termination of the executive’s employment by Bell Federal Savings.

Directors’ Compensation

Directors’ Fees. Each outside director of First Bell Bancorp receives an annual retainer of $10,000 and $200 for each committee meeting attended. Each outside director of Bell Federal Savings receives an annual retainer of $5,000 and $200 for each committee meeting attended. Directors are not reimbursed for expenses incurred related to their attendance at board or committee meetings.

Directors’ Deferred Compensation Plan. Pursuant to the Bell Federal Savings deferred compensation plan for directors, non-employee directors may defer, by written election, all or a percentage of the fees earned in their capacities as directors of First Bell Bancorp and Bell Federal Savings and employee directors may defer the same amount of compensation received by them in their capacity as officers of First Bell Bancorp and Bell Federal Savings. Currently, the only director of First Bell Bancorp who is a participant in this plan is Mr. Eckert. Pursuant to this plan and Bell Federal Savings’ employment agreement with Mr. Eckert, fees deferred under this plan are funded into a rabbi trust maintained for the future benefit of Mr. Eckert. Once a participant in the deferred compensation plan has terminated service with the board of directors, the participant is paid deferred amounts and accumulated interest thereon in ten equal annual installments commencing in January of the year following such termination.

Stock Option Plan. Under the stock option plan maintained by First Bell Bancorp, discretionary grants of options to purchase shares of First Bell Bancorp common stock may be made to directors. There were no grants made to directors in 2002.

Stock Compensation Plan. Under the stock compensation plan maintained by Bell Federal Savings, discretionary grants of First Bell Bancorp common stock may be made to directors. There was one grant made to a director in 2002, a grant of one share to Mr. Eckert.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Common Stock. The following table sets forth the beneficial ownership of the First Bell Bancorp common stock as of March 20, 2003, and certain other information with respect to (i) the only person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to First Bell Bancorp to be the beneficial owner of more than 5% of the issued and outstanding First Bell Bancorp common stock on March 31, 2003, (ii) each director of First Bell Bancorp and (iii) all directors and executive officers of First Bell Bancorp as a group.

Name of Beneficial	Amount and Nature	Percent of

Owner or Number of Persons in Group	of Beneficial Ownership as of March 20, 2003(1)(2)		First Bell Bancorp common stock

5% Holders:

Bell Federal Savings ESOP 532 Lincoln Avenue Pittsburgh, Pennsylvania 15202	609,540	(3)	13.4%

Albert H. Eckert 532 Lincoln Avenue Pittsburgh, Pennsylvania 15202	286,704	(4)	6.1

Friedman Billings, Ramsey Investment Management	240,300		5.3
1001 19th Street North 18th Floor Arlington, Virginia 22209

Directors:

Robert C. Baierl	25,483	(5)	0.6
Theodore R. Dixon	26,054	(5)(6)	0.6
Albert H. Eckert, II	286,704	(4)	6.1
Jeffrey M. Hinds	177,866	(7)	3.8
Thomas J. Jackson, Jr.	21,726	(5)	0.5
William S. McMinn	22,534	(5)	0.5
Peter E. Reinert	20,932	(5)	0.5
Jack W. Schweiger	38,347	(5)(8)	0.8

Directors and executive officers as a group (8 persons)	619,635	(9)	12.7

______________

   (1)    Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of First Bell Bancorp common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

   (2)    Under applicable regulations, a person is deemed to have beneficial ownership of any shares of First Bell Bancorp common stock which may be acquired within 60 days of March 20, 2003 pursuant to the exercise of outstanding stock options. Shares of First Bell Bancorp common stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding First Bell Bancorp common stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of First Bell Bancorp common stock owned by any other person or group.

   (3)    The Bell Federal Savings Employee Stock Ownership Plan Trust, or Trust, was established pursuant to the Bell Federal Savings ESOP by an agreement between First Bell Bancorp and First Bankers Trust Company, which acts as trustee of the plan (the “Trustee”). As of December 31, 2002, 426,479 shares of First Bell Bancorp common stock held in the Trust were unallocated and 183,061 shares had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustee will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees and will generally vote unallocated shares held in the ESOP in the same proportion for and against proposals to stockholders as the ESOP participants and beneficiaries actually vote shares of First Bell Bancorp common stock allocated to their individual accounts, subject in each case to the fiduciary duties of the Trustee and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries.

   (4)    Includes 160,772 shares which may be acquired through the exercise of stock options within 60 days of March 20, 2003.

   (5)    Includes 16,076 shares which may be acquired through the exercise of stock options within 60 days of March 20, 2003.

   (6)    Includes 200 shares held by Mr. Dixon’s wife, with whom beneficial ownership of such shares is shared.

   (7)    Includes 107,177 shares which may be acquired through the exercise of stock options within 60 days of March 20, 2003.

   (8)    Includes 2,558 held by Mr. Schweiger’s wife, with whom beneficial ownership of such shares is shared.

   (9)    Includes 364,405 shares which may be acquired through the exercise of stock options within 60 days of March 20, 2003. Does not include 180,144 shares of First Bell Bancorp common stock held in trust established pursuant to the Bell Federal savings restricted stock plan. Under this plan, the independent trustee of the plan trust is required to vote unallocated shares held in the plan trust in the same proportion as allocated but unvested shares held in the plan trust have been voted by recipients of such awards. Currently, there is one allocated but unvested share held in the plan trust, which is held on behalf of Mr. Eckert.

Equity Compensation Plan Information. The following table provides information as of December 31, 2002 with respect to shares of First Bell Bancorp common stock that may be issued under our existing equity compensation plans, which consist of the First Bell Bancorp, Inc. 1996 Master Stock Option Plan and the Bell Federal Savings and Loan Association of Bellevue 1996 Master Stock Compensation Plan, both of which have been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	364,405	(1)	$10.70	645,352	(2)(3)
Equity compensation plans not approved by security holders	—		—	—

Total	364,405	(1)	$10.70	645,352	(2)(3)

______________

   (1)    Excludes an outstanding unvested award of one share of First Bell Bancorp common stock under the Bell Federal Savings and Loan Association of Bellevue 1996 Master Stock Compensation Plan.

   (2)    Includes 180,144 shares of First Bell Bancorp common stock available for grant pursuant to the Bell Federal Savings and Loan Association of Bellevue 1996 Master Stock Compensation Plan.

   (3)    Pursuant to an Agreement and Plan of Merger, dated as of March 11, 2003, among Northwest Bancorp, MHC, Northwest Bancorp, Inc., Northwest Merger Subsidiary, Inc and Northwest Savings Bank and First Bell Bancorp and Bell Federal Savings, First Bell Bancorp has agreed not to make any additional awards under its equity compensation plans.

Item 13.           Certain Relationships and Related Transactions

The Association extends credit to certain directors, officers and employees of the Company, as well as to members of their immediate families, in connection with mortgage loans, home equity lines of credit and home equity installment loans.

Bell Federal Savings’ policy provides that all loans made by Bell Federal Savings to its directors and officers are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

During 2002, Bell Federal Savings utilized the services of or purchased goods from companies with whom directors of First Bell Bancorp are associated. Bell Federal Savings paid: $160,675 for appraisal services to the Dixon Agency, of which Mr. Dixon is the sole proprietor; $146,753 for insurance renewals to Aon Risk Services, Inc., of which Mr. McMinn is a Senior Vice President; and $14,457 for office furniture and equipment from Wright Contract Interiors, of which Mr. Baierl is the sole proprietor.

Item 14.           Controls and Procedures

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       The following documents are filed as a part of this report:

(1)       Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Company’s 2002 Annual Report to Stockholders.

The remaining information appearing in the 2002 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)       Exhibits

(a)       The following exhibits are filed as part of this report.

2.0      Agreement and Plan of Merger, dated as of March 11, 2003, by and among Northwest Bancorp, MHC, Northwest Bancorp, Northwest Merger Subsidiary, Inc., Northwest Savings Bank, First Bell Bancorp and Bell Federal Savings *****

3.1      Certificate of Incorporation of First Bell Bancorp, Inc.*

3.2      Bylaws of First Bell Bancorp, Inc.*

4.0      Stock Certificate of First Bell Bancorp, Inc.*

4.2      Shareholder Rights Agreement**

4.3      Amendment to Shareholder Rights Agreement (filed herewith)

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

10.8    Form of Termination and Release Agreement entered into by each of Albert H. Eckert, II and Jeffrey M. Hinds and First Bell Bancorp and Bell Federal Savings (included as Exhibit D to Exhibit 2.0) *****

10.9    Form of Noncompetition Agreement entered into by each of Albert H. Eckert, II and Jeffrey M. Hinds and Northwest Bancorp (included as Exhibit E to Exhibit 2.0) *****

11.0    Computation of earnings per share (filed herewith)

13.0    Portions of the 2002 Annual Report to Stockholders (filed herewith)

21.0    Subsidiaries of the Registrant (filed herewith)

23.1    Consent of S.R. Snodgrass, A.C. (filed herewith)

23.2    Consent of Deloitte & Touche LLP (filed herewith)

23.3    Report of Deloitte & Touche LLP (filed herewith)

99.1    Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.2    Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

****   Incorporated herein by reference into this document from the Exhibits to the December 31, 1998 Form 10-K originally filed on March 30, 1999.

***** Incorporated herein by reference into this document from the Exhibits to the Form 8-K originally filed on March 13, 2003.

(b)      Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003	By:	/s/ ALBERT H. ECKERT II

Albert H. Eckert II, President, Chief Executive Officer and Director

Date: March 31, 2003	By:	/s/ JEFFREY M. HINDS

Jeffrey M. Hinds Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ ALBERT H. ECKERT, II	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2003

Albert H. Eckert, II

/s/ JEFFREY M. HINDS	Executive Vice President, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 31, 2003

Jeffrey M. Hinds

/s/ THOMAS J. JACKSON, JR.	Director	March 31, 2003

Thomas J. Jackson, Jr.

/s/ ROBERT C. BAIERL	Secretary and Director	March 31, 2003

Robert C. Baierl

/s/ WILLIAM S. MCMINN	Vice President and Director	March 31, 2003

William S. McMinn

/s/ PETER E. REINERT	Director	March 31, 2003

Peter E. Reinert

/s/ JACK W. SCHWEIGER	Director	March 31, 2003

Jack W. Schweiger

/s/ THEODORE R. DIXON	Director	March 31, 2003

Theodore R. Dixon

CERTIFICATION

I, Albert H. Eckert II, Chief Executive Officer, certify, that:

1.        I have reviewed this annual report on Form 10-K of First Bell Bancorp, Inc.;

2.        Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ ALBERT H. ECKERT, II

Albert H. Eckert, II President and Chief Executive Officer

CERTIFICATION

I, Jeffrey M. Hinds, Chief Financial Officer, certify, that:

1.        I have reviewed this annual report on Form 10-K of First Bell Bancorp, Inc.;

2.        Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ JEFFREY M. HINDS

Jeffrey M. Hinds Executive Vice President and Chief Financial Officer