Form 10-Q
period 2003-03-31
FIRST BELL BANCORP INC
filed 2003-05-15
CIK 932697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________________

Commission File Number 0-25172

FIRST BELL BANCORP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	251752651

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 DELAWARE AVENUE, SUITE 1704, WILMINGTON, DELAWARE	19801

(Address of principal executive offices)	(Zip Code)

(302) 427-7883

(Registrant’s telephone number, including area code)

Not Applicable

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☒ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,535,714 shares of common stock, par value $.01 per share, were outstanding as of May 14, 2003.

FIRST BELL BANCORP, INC.
FORM 10-Q

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRST BELL BANCORP, INC
CONSOLIDATED BALANCE SHEET
(unaudited, in thousands)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents:
Cash on-hand	$1,033	$1,205
Non-interest bearing deposits	2,725	3,340
Interest-bearing deposits	13,445	30,869

Total cash and cash equivalents	17,203	35,414
Fed funds sold	17,550	10,750
Investment securities-available for sale, at fair value (cost of $305,016 and $305,538, respectively)	308,250	309,108
Mortgage-backed securities available-for-sale- at fair value (cost of $217,535 and $157,475, respectively)	217,824	158,637
Loans - Net of allowance for loan losses of $925	297,509	333,672
Properties and equipment, net	3,140	3,209
Federal Home Loan Bank stock, at cost	12,293	11,752
Bank owned life insurance	22,352	22,096
Other assets	9,620	8,247

Total Assets	$905,741	$892,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Passbook, club and other accounts	$159,136	$131,497
Money market and NOW accounts	72,916	73,628
Certificate accounts	366,887	381,561

Total deposits	598,939	586,686
Borrowings	220,500	221,750
Advances by borrowers for taxes and insurance	6,848	6,995
Other liabilities	5,257	3,748

Total liabilities	831,544	819,179

Stockholders’ equity:
Preferred Stock, ($0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding)	—	—
Common Stock, ($0.01 par value, 20,000,000 shares authorized: 8,596,250 issued; 4,535,714 outstanding; one stock right per share)	86	86
Additional paid in capital	63,310	63,184
Retained earnings	80,308	79,196
Unearned ESOP shares (419,240 and 426,479 shares, respectively)	(2,966)	(3,017)
Unearned MRP (180,845 shares)	(2,521)	(2,521)
Treasury stock (4,060,536 shares)	(66,346)	(66,346)
Accumulated other comprehensive income, net of taxes	2,326	3,124

Total Stockholders’ Equity	74,197	73,706
Total Liabilities and Stockholders’ Equity	$905,741	$892,885

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
CONSOLDATED STATEMENT OF INCOME
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED

	MARCH 31, 2003	MARCH 31, 2002

Conventional mortgage loans	$5,325	$7,504
Interest-bearing deposits	107	151
Mortgage-backed securities	1,713	599
Federal funds sold	41	28
Investment securities - taxable	795	902
Investment securities - exempt from federal income tax	2,181	2,043
Federal Home Loan Bank stock	98	116

Total interest income	10,260	11,343
Interest expense on deposits	4,456	5,519
Interest expense on borrowings	3,084	3,022

Total interest expense	7,540	8,541

Net interest income	2,720	2,802
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,720	2,802
Other income:
Loan fees and service charges	355	301
Gain on sale of investments, net	2	—
Other income	257	262

Total other income	614	563
General and administrative expenses:
Compensation, payroll taxes and fringe benefits	924	585
Office occupancy expense, excluding depreciation	162	146
Depreciation	77	76
Computer services	87	82
Other expenses	374	329

Total general and administrative expenses	1,624	1,218

Net income before taxes	1,710	2,147
Provision for income taxes:
Current:
Federal	299	1,171
State	81	107
Deferred credit	(462)	(1,106)

Total provision for income taxes	(82)	172
Net income	$1,792	$1,975

Basic earnings per share	$0.46	$0.48
Diluted earnings per share	$0.43	$0.47
Weighted average shares outstanding-Basic	3,931	4,122
Weighted average shares outstanding-Diluted	4,134	4,225

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income	$1,792	$1,975
Unrealized gains/(losses) on securities:
Unrealized holding gains (losses) arising during the period	(1,210)	870
Less: reclassification adjustment for gains realized in net income	(2)	—

Other comprehensive income, before taxes	(1,208)	870
Tax expense	410	(431)

Other comprehensive income, net of taxes	$994	$2,414

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(unaudited, in thousands)

	Number Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Treasury Stock	MRP Stock	Accumulated Comprehensive Income, Net of Taxes	Retained Earnings	Total

Balance at December 31, 2001	4,758	$86	$62,854	$(3,254)	$(62,030)	$(2,521)	$(1,608)	$72,914	$66,441
Allocation of ESOP shares			51	47					98
Exercise of options	16				171				171
Dividend payable ($0.12)								(496)	(496)
Net unrealized gain in securities available-for-sale, net of taxes of $431							439		439
Net income								1,975	1,975

Balance at March 31, 2002	4,774	$86	$62,905	$(3,207)	$(61,859)	$(2,521)	$(1,169)	$74,393	$68,628

Balance at December 31, 2002	4,536	$86	$63,184	$(3,017)	$(66,346)	$(2,521)	$3,124	$79,196	$73,706
Allocation of ESOP shares			126	51					177
Dividend payable ($0.15)								(680)	(680)
Net unrealized loss in securities available-for-sale, net of taxes of $410							(798)		(798)
Net income								1,792	1,792

Balance at March 31, 2003	4,536	$86	$63,310	$(2,966)	$(66,346)	$(2,521)	$2,326	$80,308	$74,197

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	MARCH 31, 2003	MARCH 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,792	1,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77	76
Deferred income taxes	(462)	(1,106)
Amortization of premiums and accretion of discounts	310	307
Compensation expense-allocation of ESOP shares	177	98
Gain on sale of investment securities, available for sale	(2)	—
Increase in the value of BOLI insurance	(256)	(261)
Increase or decrease in assets and liabilities:
Accrued interest receivable	(245)	(267)
Accrued interest on deposits	1,232	1,531
Accrued interest on borrowings	(1)	(16)
Accrued income taxes	290	242
Other, net	(267)	686

Net cash provided by operating activities	2,645	3,265
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments securities, available for sale	2,014	—
Purchase of mortgage-backed securities, available for sale	(68,673)	(10,098)
Purchase of investment securities, available for sale	(40,391)	(15,476)
Maturity / (purchase) of Federal Funds	(6,800)	2,500
Principal repayments on mortgage-backed securities, available for sale	8,396	3,178
Principal repayments on investment securities, available for sale	38,808	6,149
Net decrease in conventional loans	36,163	21,060
Purchase of Federal HomeLoan Bank stock	(541)	—
Purchase of premises and equipment	(8)	(8)

Net cash (used in) / provided by investing activities	(31,032)	7,305
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and savings accounts	26,927	18,096
Net decrease in certificate accounts	(14,674)	(6,146)
Net (decrease) / increase in advances by borrowers for taxes and insurance	(147)	2,439
Net decrease in borrowings	(1,250)	(1,250)
Dividend paid	(680)	(496)
Exercise of stock options	—	171

Net cash provided by financing activities	10,176	12,814
NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(18,211)	23,384
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,414	32,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	17,203	55,582

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest on deposits and advances by borrowers for taxes and insurance	3,224	3,988
Interest on borrowings	3,085	3,038
Income taxes	74	48

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

1.  Principles of Consolidation

The consolidated financial statements include the accounts of First Bell Bancorp, Inc. ("First Bell" or the "Company") and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue ("Bell Federal Savings" or the "Association") and the Association’s wholly-owned subsidiary, 1891 Associates, Inc.  All significant intercompany transactions have been eliminated in consolidation.  The investment in the Association on First Bell’s financial statements and the investment in 1891 Associates, Inc. on the Association’s financial statements are carried at the parent company’s equity in the underlying net assets.

The consolidated balance sheet as of March 31, 2003 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the three months ended March 31, 2003 and 2002 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.  Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q.  The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell’s annual report for the fiscal year ended December 31, 2002.

2.  Merger Agreement

On March 11, 2003 the Company announced that it  has entered into a definitive agreement whereby Northwest Bancorp will acquire the Company and the Association.  Under the terms of the agreement, the shareholders of the Company will receive $26.25 in cash for each share of the Company’s common stock outstanding.  The agreement is subject to regulatory approvals, approval of the Company’s shareholders and other conditions.  This acquisition is expected to close in the fourth quarter of 2003.

3.  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002.   The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The new statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation.  FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  No stock options were granted during the three months ended March 31, 2003 or 2002, and as a result, there is no proforma expense related to the stock options.

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.   This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.  The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Private Securities Litigation Reform Act Safe Harbor Statement

     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations.  Examples of this forward-looking information can be found in, but are not limited to, the discussion of the expected effects of recent accounting pronouncements, the allowance for loan losses discussion and the quantitative and qualitative disclosure about market risk.  The Company’s actual results could differ materially from those of management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors, including war or terrorist activities affecting the Company’s operations, markets, products, services and prices.  The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Acquisition of the Company

On March 11, 2002, the Company and the Association entered into an Agreement  and Plan of Merger (the “Agreement”) with Northwest Bancorp, MHC, Northwest Bancorp, Inc. (“Northwest Bancorp”), a majority-owned subsidiary of Northwest Bancorp, Northwest Savings Bank, a wholly-owned subsidiary of Northwest Bancorp, and Northwest Merger Subsidiary, Inc., a wholly-owned  subsidiary of Northwest Bancorp.  The Agreement sets forth the terms and conditions pursuant to which, among other things, Northwest Merger Subsidiary, Inc. shall merge with and into the Company, with the Company as the surviving entity (the “Merger”), and, subsequent to consummation of the Merger, the Association shall merge with and into Northwest Savings Bank, with Northwest Savings Bank as the surviving entity.  The Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of the Company (subject to certain exceptions) will be automatically converted into the right to receive an amount equal to $26.25 in cash, without interest.

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Agreement by the stockholders of the Company and the receipt of requisite regulatory approvals of the Merger.    All of the directors of the Company, who own in the aggregate approximately 12.7% of the outstanding shares of common stock of the Company (including unexercised vested stock options), have entered into Letter Agreements with Northwest Bancorp, pursuant to which  these directors have agreed to vote their shares of Company common stock in favor of approval of the Agreement.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002.

Assets.  Total assets were $905.7 million at March 31, 2003 in comparison to $892.9 million at December 31, 2002.  An increase in mortgage-backed securities-available for sale was offset by decreases in conventional mortgage loans, cash and cash equivalents and investment securities-available for sale.  Mortgage-backed securities at March 31, 2003 were $217.8 million compared to $158.6 million at December 31, 2002.  The increase was the result of the purchase of $68.7 million in mortgage-backed securities offset by principal repayments of $8.4 million.  Investment securities, available for sale, at March 31, 2003 were $308.3 million compared to $309.1 million at December 31, 2002.  The decrease was the net result of the purchase of $40.4 million in investment securities offset by principal repayments of $38.8 million and the proceeds from the sale of securities of $2.0 million.  Cash decreased by $18.2 million to $17.2 million at March 31, 2003 from $35.4 million at December 31, 2002.

Liabilities.  Total liabilities increased to $831.5 million at March 31, 2003 compared to $819.2 million at December 31, 2002.  Increases in deposits and other liabilities were offset by decreases in borrowings and advances by borrowers for taxes and insurance.  Deposits increased by $12.3 million to $598.9 million at March 31, 2003 from $586.7 million at December 31, 2002.  The increase was the net result of increases of $27.6 million in passbook, club and other accounts offset by decreases of $712,000 in money market and NOW accounts and in certificates of deposit of $14.7 million.  Other liabilities increased by $1.5 million while advances by borrowers for taxes and insurance decreased by $147,000.  These fluctuations were the result of the timing of payments for accrued expenses and customer payments in relation to the actual tax payment of property taxes and insurance payments.  Borrowings decreased by $1.3 million to $220.5 million at March 31, 2003 from $2221.8 million at December 31, 2002.  The decrease was the result of normal quarterly principal repayments.

Capital.  Total stockholders’ equity increased by $491,000 to $74.2 million at March 31, 2003 from $73.7 million at December 31, 2002.  The increase was the result of an increase in retained earnings offset by a decrease the value of the Company’s investment securities, net of taxes.  Accumulated other comprehensive gain, net of taxes decreased by $798,000 during the three month period ended March 31, 2003.  Retained earnings increased by $1.1 million to $80.3 million at March 31, 2003 from $79.2 million at December 31, 2002.  The increase was the result of net income of $1.8 million reduced by dividends of $680,000.

Liquidity and Capital Resources.  The Company’s primary sources of funds on a consolidated basis are deposits, borrowings, and principal and interest payments on mortgages, mortgage-backed securities and investments.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

The primary uses of funds by the Company for the three months ended March 31, 2003 were the purchase of $68.7 million of mortgage-backed securities available-for-sale, investment securities available-for-sale of $40.4 million and mortgage loan originations of $20.0 million.  Sources of funds for the three months ended March 31, 2003 were $56.1 million in principal payments on conventional mortgage loans, principal payments of $38.8 million and $8.4 million on investment securities, available for sale and mortgage-backed securities-available for sale, respectively and increases in savings deposits of $12.2 million.

At March 31, 2003, the Association’s capital exceeded all of the capital requirements of the Office of Thrift Supervision ("OTS").  The Association’s Tangible, Tier I (core) capital (to adjusted total assets), Tier I capital (to risk-weighted assets) and Total capital (to risk-weighted assets) ratios were 8.97%, 8.97%, 25.68% and 25.97%, respectively at March 31, 2003.  The Association is considered a “well capitalized” institution under the prompt corrective action regulations of the OTS.

Dividend payments by the Association have primarily been used to pay dividends to stockholders, interest on borrowings and other operating expenses of the Company.  The ability of the Association to pay dividends and other capital distributions to the Company is generally limited by the OTS regulations.  Additionally, the OTS may prohibit the payment of the dividends that are otherwise permissible by regulation for safety and reasons.  As of March 31, 2003, the Association has received approval from the OTS to pay $9.0 million in dividends to the Company for the fiscal year ending December 31, 2003.  Any dividend by the Association beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS.  The Association currently has no intention to apply for additional dividends beyond the previously approved amount.  However, there can be no assurance that, if the Company were to apply for an additional dividend distribution to the Company, that such application would be approved by the regulatory authorities.

Comparison of Results of Operation for the Three Months ended March 31, 2003 and 2002.

General.  Net income for the three months ended March 31, 2003 was $1.79 million in comparison to $1.98 million for the three months ended March 31, 2002.  The decrease can be attributable to a decrease in net interest income and an increase in general and administrative expenses, offset by an increase in other income and a decrease in income taxes

Interest Income.  Interest income discussed in this section is tax equivalent interest income.  Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities.  Tax-exempt securities carry pre-tax yields lower than comparable assets.  Therefore, it is more meaningful to analyze interest income on a tax equivalent basis.  Tax equivalent adjustments of $742,000 and $695,000 were made for the three months ended March 31, 2003 and 2002, respectively.  Tax equivalent interest income for the three months ended March 31, 2003 decreased by $1.0 million or 8.6% to $11.0 million from $12.0 million for the three months ended March 31, 2002.  The net decrease was the result of decreases in interest earned on conventional mortgage loans, interest bearing deposits, and FHLB stock while interest earned on mortgage-backed securities, investment securities and federal funds sold increased.  Interest earned on conventional mortgage loans decreased $2.2 million or 29.0% to $5.3 million for the three months ended March 31, 2003 from $7.5 million for the three months ended March 31, 2002.  The decrease was the result of the average balance and the average rate earned on conventional mortgage loans declining for the three months ended March 31, 2003 from the comparable 2002 period.  The decreases in the average balance and the average rate were primarily due to mortgage refinancing and the Company’s desire to reduce its interest rate risk associated with the long-term mortgage portfolio.  The average rate earned and the average balance for the three months ended March 31, 2003 were 6.76% and $314.9 million, respectively.  For the three months ended March 31, 2002, the average rate earned and the average balance were 7.05% and $426.0 million, respectively. Interest on interest bearing deposits was $107,000 for the three months ended March 31, 2003 compared to $151,000 for the three months ended March 31, 2002.  The $44,000 decrease is the net result of a $5.2 million increase in the average balance and a decrease in the average rate of 60 basis points.  Interest earned on federal funds sold increased by $13,000 to $41,000 for the three months ended March 31, 2003 from $28,000 for the comparable 2002 period.  The increase was the result of increases in the federal funds sold average balance and decreases in the average rate earned on the investment.  Interest on mortgage-backed securities for the three months ended March 31, 2003 was $1.7 million compared to $599,000 in the prior year.  The $1.1 million increase can be attributable to an increase in the average balance from $58.6 million to $174.6 million offset by a decrease in the average rate earned on the securities to 3.92% from 4.09%.  Tax equivalent interest on investment securities for the three months ended March 31, 2003 was $3.8 million compared to $3.6 million in the prior year.  The $200,000 increase can be attributable to an increase in the average balance from $283.2 million to $300.3 million offset by a decrease in the average rate earned on the securities to 4.95% from 5.14%.

Interest Expense.  Interest expense for the three months ended March 31, 2003 decreased by $1.0 million or 11.7% to $7.5 million from $8.5 million for the three months ended March 31, 2002.  The decrease was due to decreases in interest expense on deposits offset by an increase in the cost of borrowings.  Interest expense on deposits decreased by $1.1 million or 19.3% to $4.5 million for the three months ended March 31, 2003 from $5.5 million for the three months ended March 31, 2002.  The average rate paid on deposits for the three months ended March 31, 2003 and 2002 was 2.98% and 3.83%, respectively.  The average balance on deposits, which includes borrower’s deposits for taxes and insurance, was $598.2 million and $575.8 million for the three months ended March 31, 2003 and 2002, respectively.  Interest expense on borrowings increased by $62,000 to $3.1 million for the three months ended March 31, 2003 from $3.0 million for the three months ended March 31, 2002.  The average rate paid on borrowings for the three months ended March 31, 2003 and 2002 was 5.56% and 5.66%, respectively.  The average balance on borrowings was $221.8 million and $213.4 million for the three months ended March 31, 2003 and 2002, respectively.

Tax Equivalent Net Interest Income.  Tax equivalent net interest income decreased by $35,000 for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.  The decrease was the result of interest income and interest expense decreasing by $1.0 million.

Provision for Loan Losses.  The provisions for loan loss was zero for the three months ended March 31, 2003 and 2002, respectively.  At March 31, 2003, non-performing assets were $1.8 million compared to $1.8 million at December 31, 2002.  The allowance for loan losses equaled 52% of total non-performing assets as of March 31, 2003.  There were no loans charged off during the three months ended March 31, 2003 and 2002.  Management believes that the current level of loan loss reserve is adequate to cover probable losses inherent in the portfolio as of March 31, 2003.  There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of March 31, 2003.

Other Income.  Other income for the three months ended March 31, 2003 increased by $51,000 or 9.1% to $614,000 from $563,000 for the three months ended March 31, 2002. The increase was the net result of increases in loan fees and service charges, offset by a decrease in miscellaneous income.  A gain on the sale of investments of $2,000 was recorded for the quarter ended March 31, 2003.  There were no sales of securities during the quarter ended March 31, 2002.  Loan fees and service charges increased by $54,000 to $355,000 for the three months ended March 31, 2003 from $301,000 for the comparable 2002 period.  Other income decreased by $5,000 to $257,000 for the three months ended March 31, 2003 from $262,000 for the comparable 2002 period.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2003 increased by $406,000 or 33.3%.  The increase was mainly the result of increases in compensation, payroll taxes and fringe benefits, other expenses and office occupancy expense.  Compensation, payroll taxes and fringe benefits increased by $339,000 to $924,000 for the three months ended March 31, 2003 from $585,000 from the three months ended March 31, 2002.  The increase was the result of accruals for retirement benefits due to declines in the value of trust investments maintained fund the future retirement liabilities and the over accrual of fiscal year 2001 benefits which were reversed in 2002.  Other expenses increased by $45,000 for the three months ended March 31, 2003 as a result of expenses associated with the pending merger. Office occupancy expense increased by $16,000 due to the expiration of office leases, which carried more favorable terms.  All other general and administrative expenses remained consistent when comparing the two quarterly periods ended March 31, 2003 and 2002.

Income Taxes. Tax equivalent income taxes for the three months ended March 31, 2003 decreased by $207,000 to $660,000 from the $867,000 for the three months ended March 31, 2002. The percentage of non-taxable income in proportion to taxable income earned during the respective periods increased slightly.  Tax equivalent adjustments of $742,000 and $695,000 were made during the respective quarters.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS.  Based on internal reviews, management does not believe that there has been a material change in the Company’s interest rate sensitivity from December 31, 2002 to March 31, 2003.  However, the OTS results are not yet available for the quarter ended March 31, 2003.  All methods used to measure interest rate sensitivity involve the use of assumptions.  Management cannot predict what assumptions are made by the OTS, which can vary from management’s assumptions.  Therefore, the results of the OTS calculations can differ from management’s internal calculations.  The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell’s Annual Report for the fiscal year ended December 31, 2002.

Item 4.    Controls and Procedures

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and the participation of management, including the Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

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
Exhibit 4.0 - Stock Certificate of First Bell Bancorp, Inc.*
Exhibit 11.0- Computation of Earnings Per Share (filed herewith)
Exhibit 99.0- Independent Accountants Review Report, dated April 15, 2003
Exhibit 99.1- Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
Exhibit 99.2- Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on November 9, 1994, as amended, Registration No. 33-86160.

(b) Reports on Form 8-K

A current report on Form 8-K was filed under Item 5 on March 12, 2003 to report the definitive agreement with Northwest Bancorp, Inc. dated March 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BELL BANCORP, INC.
(Registrant)

Date: May 15, 2003	/s/ ALBERT H. ECKERT, II

Albert H. Eckert, II President and Chief Executive Officer

Date: May 15, 2003	/s/ JEFFREY M. HINDS

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

          5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a)          all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record,  process,  summarize and report  financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ ALBERT H. ECKERT, II

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

          5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a)          all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record,  process,  summarize and report  financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ JEFFREY M. HINDS