Form 10-Q
period 2003-06-30
FIRST BELL BANCORP INC
filed 2003-08-14
CIK 932697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

☒   Yes     ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

              Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,535,714 shares of common stock, par value $.01 per share, were outstanding as of August 14, 2003.

FIRST BELL BANCORP, INC.
FORM 10-Q

       PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST BELL BANCORP, INC
CONSOLIDATED BALANCE SHEET
(unaudited, in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash on-hand	$1,010	$1,205
Non-interest bearing deposits	1,993	3,340
Interest-bearing deposits	46,472	30,869

Total cash and cash equivalents	49,475	35,414
Fed funds sold	11,850	10,750
Investment securities-available for sale, at fair value (cost of $323,031 and $305,538, respectively)	331,689	309,108
Mortgage-backed securities available-for-sale- at fair value (cost of $231,690 and $157,475, respectively)	234,247	158,637
Loans - Net of allowance for loan losses of $925	250,768	333,672
Properties and equipment, net	3,159	3,209
Federal Home Loan Bank stock, at cost	12,447	11,752
Bank-owned life insurance	22,609	22,096
Other assets	6,859	8,247

Total Assets	$923,103	$892,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Passbook, club and other accounts	$186,451	$131,497
Money market and NOW accounts	70,686	73,628
Certificate accounts	352,282	381,561

Total deposits	609,419	586,686
Borrowings	219,250	221,750
Advances by borrowers for taxes and insurance	8,003	6,995
Other liabilities	6,059	3,748

Total liabilities	842,731	819,179

Stockholders’ equity:
Preferred Stock, ($0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding)	—	—
Common Stock, ($0.01 par value, 20,000,000 shares authorized: 8,596,250 issued; 4,535,714 outstanding; one stock right per share)	86	86
Additional paid in capital	63,447	63,184
Retained earnings	81,214	79,196
Unearned ESOP shares (411,263 and 426,479 shares, respectively)	(2,909)	(3,017)
Unearned MRP (180,845 shares)	(2,521)	(2,521)
Treasury stock (4,060,536 shares)	(66,346)	(66,346)
Accumulated other comprehensive income, net of taxes	7,401	3,124

Total Stockholders’ Equity	80,372	73,706
Total Liabilities and Stockholders’ Equity	$923,103	$892,885

See notes to unaudited consolidated financial statements

        FIRST BELL BANCORP, INC.
CONSOLDATED STATEMENT OF INCOME
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest and dividend income:
Conventional mortgage loans	$4,447	$7,060	$9,772	$14,564
Interest-bearing deposits	108	162	215	314
Mortgage-backed securities	1,735	654	3,448	1,254
Federal funds sold	41	23	82	50
Investment securities - taxable	909	1,215	1,704	2,117
Investment securities - exempt from federal income tax	2,162	2,000	4,343	4,043
Federal Home Loan Bank stock	70	85	169	200

Total interest income	9,472	11,199	19,733	22,542
Interest expense:
Interest expense on deposits	4,242	5,072	8,699	10,590
Interest expense on borrowings	3,106	3,042	6,190	6,064

Total interest expense	7,348	8,114	14,889	16,654

Net interest income	2,124	3,085	4,844	5,888
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,124	3,085	4,844	5,888
Other income:
Loan fees and service charges	357	257	712	558
Gain on sale of investments, net	7	663	9	663
Other income	258	270	516	532

Total other income	622	1,190	1,237	1,753
General and administrative expenses:
Compensation, payroll taxes and fringe benefits	827	689	1,752	1,274
Office occupancy expense	215	244	454	466
Computer services	107	80	194	162
Other expenses	481	335	855	665

Total general and administrative expenses	1,630	1,348	3,255	2,567

Net income before taxes
	1,116	2,927	2,826	5,074
Provision for income taxes:
Current:
Federal	214	697	513	881
State	27	144	108	251
Deferred credit	(438)	(407)	(900)	(526)

Total provision for income taxes	(197)	434	(279)	606
Net income	$1,313	$2,493	$3,105	$4,468

Basic earnings per share	$0.33	$0.61	$0.79	$1.08
Diluted earnings per share	$0.32	$0.59	$0.75	$1.05
Weighted average shares outstanding-Basic	3,939	4,122	3,935	4,132
Weighted average shares outstanding-Diluted	4,152	4,256	4,137	4,253

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	$1,313	$2,493	$3,105	$4,468
Unrealized gains on securities:
Unrealized holding gains arising during the period	7,696	4,154	6,489	4,819
Less: reclassification adjustment for gains realized in net income	7	663	9	663

Other comprehensive income, before taxes	9,002	5,984	9,585	8,624
Tax expense	2,614	1,187	2,203	1,413

Other comprehensive income, net of taxes	$6,388	$4,797	$7,382	$7,211

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited, in thousands)

	Number Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Treasury Stock	MRP Stock	Accumulated Comprehensive Income, Net of Taxes	Retained Earnings	Total

Balance at December 31, 2001	4,758	$86	$62,854	$(3,254)	$(62,030)	$(2,521)	$(1,608)	$72,914	$66,441
Allocation of ESOP shares			116	93					209
Exercise of options	16				173				173
Dividend payable ($0.24)								(992)	(992)
Net unrealized gain in securities available-for-sale, net of taxes of $1,413							2,743		2,743
Net income								4,468	4,468

Balance at June 30, 2002	4,774	$86	$62,970	$(3,161)	$(61,857)	$(2,521)	$1,135	$76,390	$73,042

Balance at December 31, 2002	4,536	$86	$63,184	$(3,017)	$(66,346)	$(2,521)	$3,124	$79,196	$73,706
Allocation of ESOP shares			263	108					371
Dividend payable ($0.30)								(1,087)	(1,087)
Net unrealized gain in securities available-for-sale, net of taxes of $2,203							4,277		4,277
Net income								3,105	3,105

Balance at June 30, 2003	4,536	$86	$63,447	$(2,909)	$(66,346)	$(2,521)	$7,401	$81,214	$80,372

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:	June 30, 2003	June 30, 2002
Net income	3,105	4,468
Adjustments to reconcile net income to net cash provived by operating activities:
Depreciation	98	153
Deferred income taxes	(900)	(526)
Amortization of premiums and accretion of discounts	1,014	602
Compensation expense-allocation of ESOP shares	371	209
Gain on sale of investment securities, available for sale	(9)	(663)
Earnings on bank-owned life insurance	(513)	(530)
Increase or decrease in assets and liabilities:
Accrued interest receivable	381	118
Accrued interest on deposits	2,141	3,171
Accrued interest on borrowings	(62)	(60)
Accrued income taxes	(130)	1,127
Other, net	63	(774)

Net cash provided by operating activities	5,559	7,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments securities, available for sale	7,021	103,437
Purchase of mortgage-backed securities, available for sale	(103,359)	(24,985)
Purchase of investment securities, available for sale	(82,126)	(133,421)
Purchase of Federal Funds	(1,100)	(4,900)
Principal repayments on mortgage-backed securities, available for sale	28,305	9,151
Principal repayments on investment securities, available for sale	57,446	13,324
Net decrease in conventional loans	82,904	32,283
Purchase of Federal Home Loan Bank stock	(695)	—
Purchase of premises and equipment	(48)	(9)

Net cash used in investing activities	(11,652)	(5,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and savings accounts	52,012	17,521
Net decrease in certificate accounts	(29,279)	(10,239)
Net increase in advances by borrowers for taxes and insurance	1,008	2,120
Net decrease in borrowings	(2,500)	(2,500)
Dividend paid	(1,087)	(992)
Exercise of stock options	—	173

Net cash provided by financing activities	20,154	6,083
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,061	8,258
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,414	32,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	49,475	40,456

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest on deposits and advances by borrowers for taxes and insurance	6,557	7,420
Interest on borrowings	6,252	6,123
Income taxes	654	(43)

See notes to unaudited consolidated financial statements

FIRST BELL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

1. Principles of Consolidation

The consolidated financial statements include the accounts of First Bell Bancorp, Inc. (“First Bell” or the “Company”) and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue (“Bell Federal Savings” or the “Association”) and the Association’s wholly-owned subsidiary, 1891 Associates, Inc. All significant intercompany transactions have been eliminated in consolidation. The investment in the Association on First Bell’s financial statements and the investment in 1891 Associates, Inc. on the Association’s financial statements are carried at the parent company’s equity in the underlying net assets.

The consolidated balance sheet as of June 30, 2003 and related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Bell’s annual report for the fiscal year ended December 31, 2002.

2.  Merger Agreement

On March 11, 2003 the Company announced that it has entered into a definitive agreement whereby Northwest Bancorp will acquire the Company and the Association. Under the terms of the agreement, the shareholders of the Company will receive $26.25 in cash for each share of the Company’s common stock outstanding. The agreement has been approved by the Company’s shareholders and is pending final regulatory approvals and other conditions. This acquisition is expected to close in the fourth quarter of 2003.

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

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. No stock options were granted during the three months ended June 30, 2003 or 2002, and as a result, there is no proforma expense related to the stock options.

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Private Securities Litigation Reform Act Safe Harbor Statement

         In addition to historical information, this Form 10-Q includes certain forward-looking statements based on current management expectations. Examples of this forward-looking information can be found in, but are not limited to, the discussion of the expected effects of recent accounting pronouncements, the allowance for loan losses discussion and the quantitative and qualitative disclosure about market risk. The Company’s actual results could differ materially from those of management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors, including war or terrorist activities affecting the Company’s operations, markets, products, services and prices. The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Acquisition of the Company

On March 11, 2003, the Company and the Association entered into an Agreement and Plan of Merger (the “Agreement”) with Northwest Bancorp, MHC, Northwest Bancorp, Inc. (“Northwest Bancorp”), a majority-owned subsidiary of Northwest Bancorp, Northwest Savings Bank, a wholly-owned subsidiary of Northwest Bancorp, and Northwest Merger Subsidiary, Inc., a wholly-owned subsidiary of Northwest Bancorp. The Agreement sets forth the terms and conditions pursuant to which, among other things, Northwest Merger Subsidiary, Inc. shall merge with and into the Company, with the Company as the surviving entity (the “Merger”), and, subsequent to consummation of the Merger, the Association shall merge with and into Northwest Savings Bank, with Northwest Savings Bank as the surviving entity. The Agreement provides, among other things, that, as a result of the Merger each outstanding share of common stock of the Company (subject to certain exceptions) will be automatically converted into the right to receive an amount equal to $26.25 in cash, without interest. On June 2, 2003, the stockholders of First Bell Bancorp, Inc approved the Merger. Consummation of the Merger is subject to a number of customary conditions, including the receipt of requisite regulatory approvals.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002.

Assets. Total assets were $923.1 million at June 30, 2003 in comparison to $892.9 million at December 31, 2002. Increases in mortgage-backed securities-available for sale, investment securities-available for sale and cash and cash equivalents were offset by a decrease in conventional mortgage loans. Mortgage-backed securities at June 30, 2003 were $234.2 million compared to $158.6 million at December 31, 2002. The increase was the result of the purchase of $103.4 million in mortgage-backed securities offset by principal repayments of $28.3 million. Investment securities, available for sale, at June 30, 2003 were $331.7 million compared to $309.1 million at December 31, 2002. The increase was the net result of the purchase of $82.1 million in investment securities offset by principal repayments of $57.4 million and the proceeds from the sale of securities of $7.0 million. Cash increased by $14.1 million to $49.5 million at June 30, 2003 from $35.4 million at December 31, 2002. Conventional mortgage loans decreased by $82.9 million to $250.8 million from $333.7 million. The net decrease was the result of principal repayments of $114.9 and loan originations of $32.0 million.

Liabilities. Total liabilities increased to $842.7 million at June 30, 2003 compared to $819.2 million at December 31, 2002. Increases in deposits, advances by borrowers for taxes and insurance and other liabilities were offset by a decrease in borrowing. Deposits increased by $22.7 million to $609.4 million at June 30, 2003 from $586.7 million at December 31, 2002. The increase was the net result of increases of $55.0 million in passbook, club and other accounts offset by decreases of $2.9 million in money market and NOW accounts and in certificates of deposit of $29.3 million. Other liabilities increased by $2.3 million while advances by borrowers for taxes and insurance increased by $1.0 million. These fluctuations were the result of the timing of payments for accrued expenses and customer payments in relation to the actual tax payment of property taxes and insurance payments. Borrowings decreased by $2.5 million to $219.3 million at June 30, 2003 from $221.8 million at December 31, 2002. This decrease was the result of normal quarterly principal repayments.

Capital. Total stockholders’ equity increased by $6.7 million to $80.4 million at June 30, 2003 from $73.7 million at December 31, 2002. The increase was the result of increases in retained earnings and the value of the Company’s investment securities, net of taxes. Accumulated other comprehensive income, net of taxes increased by $4.3 million during the six month period ended June 30, 2003 as a result of decreases in general interest rates. Retained earnings increased by $2.0 million to $81.2 million at June 30, 2003 from $79.2 million at December 31, 2002. The increase was the result of net income of $3.1 million reduced by dividends of $1.1 million.

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

The primary uses of funds by the Company for the six months ended June 30, 2003 were the purchase of $103.4 million of mortgage-backed securities available-for-sale, investment securities available-for-sale of $82.1 million and mortgage loan originations of $32.0 million. Sources of funds for the six months ended June 30, 2003 were $114.9 million in principal payments on conventional mortgage loans, principal payments of $57.4 million and $28.3 million on investment securities, available for sale and mortgage-backed securities-available for sale, respectively and increases in savings deposits of $22.7 million.

At June 30, 2003, the Association’s capital exceeded all of the capital requirements of the Office of Thrift Supervision (“OTS”). The Association’s Tangible, Tier I (core) capital (to adjusted total assets), Tier I capital (to risk-weighted assets) and Total capital (to risk-weighted assets) ratios were 8.67%, 8.67%, 26.19% and 26.49%, respectively at June 30, 2003. The Association is considered a “well capitalized” institution under the prompt corrective action regulations of the OTS.

Dividend payments by the Association have primarily been used to pay dividends to stockholders, interest on borrowings and other operating expenses of the Company. The ability of the Association to pay dividends and other capital distributions to the Company is generally limited by the OTS regulations. Additionally, the OTS may prohibit the payment of the dividends that are otherwise permissible by regulation for safety and reasons. As of June 30, 2003, the Association has received approval from the OTS to pay $9.0 million in dividends to the Company for the fiscal year ending December 31, 2003. Any dividend by the Association beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS. The Association currently has no intention to apply for additional dividends beyond the previously approved amount. However, there can be no assurance that, if the Company were to apply for an additional dividend distribution to the Company, that such application would be approved by the regulatory authorities.

Comparison of Results of Operation for the Six and Three Months ended June 30, 2003 and 2002.

General. Net income for the six months ended June 30, 2003 was $3.1million in comparison to $4.5 million for the six months ended June 30, 2002. The decrease can be attributed to decreases in interest income and other income, partially offset by a decrease in interest expense. Income taxes decreased as a result of the decrease in net income before taxes and a higher percentage of income being derived from sources, which are non-taxable. For the three months ended June 30, 2003, net income was $1.3 million compared to $2.5 million for the three months ended June 30, 2002. The decrease of $1.2 million resulted from the same sources previously described for the six-month period ended June 30, 2003 and 2002.

Interest Income. Interest income discussed in this section is tax equivalent interest income. Tax equivalent interest income is being used because interest on investment securities includes tax-exempt securities. Tax-exempt securities carry pre-tax yields lower than comparable assets. Therefore, it is more meaningful to analyze interest income on a tax equivalent basis. Tax equivalent increases of $2.2 million and $1.1 million were made for the six months and three months ended June 30, 2003, respectively. For the six and three months ended June 30, 2002, tax equivalent adjustments of $2.1 million and $1.0 million were made, respectively. Interest income for the six months ended June 30, 2003 decreased by $2.6 million or 10.8% to $22.0 million from $24.6 million for the six months ended June 30, 2002. The decrease primarily the net result of decreases in interest earned on conventional mortgage loans, and interest bearing deposits offset by increases in interest earned on mortgage-backed securities and federal funds sold. Interest earned on investment securities and dividends earned on Federal Home Loan Bank stock remained relatively constant. Interest earned on conventional mortgage loans decreased $4.8 million or 32.9% to $9.8 million for the six months ended June 30, 2003 from $14.6 million for the six months ended June 30, 2002. The decrease was the result of the average rate earned and the average balance on conventional mortgage loans declining due to mortgage refinancing during the first half of the current year The average rate earned and the average balance for the six months ended June 30, 2003 were 6.66% and $293.5 million, respectively. For the six months ended June 30, 2002, the average rate earned and the average balance were 6.97% and $417.9 million, respectively. Interest on interest bearing deposits totaled $215,000 for the six months ended June 30, 2003 compared to $314,000 for the six months ended June 30, 2002. The $99,000 decrease is the net result of a $6.8 million increase in the average balance and a decrease in the average rate from 1.70% to 0.98%. Interest on mortgage-backed securities for the six months ended June 30, 2003 was $3.4 million compared to $1.3 million in the same period for the prior year. The $2.1 million increase can be attributable to an increase in the average balance from $65.2 million to $197.9 million offset by a decrease in the average rate earned on the securities to 3.48% from 3.85%. Interest earned on federal funds sold increased by $32,000 to $82,000 for the six months ended June 30, 2003 from $50,000 for the comparable 2002 period. Interest on investment securities for the six months ended June 30, 2003 was $8.3 million compared to $8.2 million in the same period for the prior year. While the interest earned on these securities remained relatively unchanged, the average balance increased from $288.8 million to $303.7 million and the average rate earned on these securities decreased to 5.46% from 5.71%.

Interest income for the three months ended June 30, 2003 decreased by $1.6 million or 13.4% to $10.6 million from $12.2 million for the three months ended June 30, 2002. The decrease was the net result of increases in interest earned on mortgage-backed securities and federal funds sold and decreases in interest earned on conventional mortgage loans, investment securities, interest bearing deposits and Federal Home Loan Bank stock. Interest earned on mortgage-backed securities was $1.7 million for the three months ended June 30, 2003 compared to $654,000 for the comparable 2002 period. The increase was the result of the average balance increasing to $221.2 million from $71.8 million while the average interest rate decreased to 3.14% from 3.65% for the three months ended June 30, 2003 and 2002, respectively. Interest earned on federal funds sold increased by $18,000 to $41,000 for the three months ended June 30, 2003 from $23,000 for the three months ended June 30, 2002. This increase can be primarily attributable to the increase in the average rate balance to $14.2 million from $5.8 million offset by a decrease in the average interest rate earned to 1.15% from 1.58% for the three months ended June 30, 2003 and 2002, respectively. Interest earned on conventional mortgage loans decreased by $2.6 million or to $4.4 million for the three months ended June 30, 2003 from $7.1 million for the three months ended June 30, 2002. The decrease was the result of the average balance decreasing from $409.7 million to $272.1 million for the three months ended June 30, 2002 and 2003, respectively. In addition, the average rate earned on conventional mortgage loans decreased to 6.54% for the three months ended June 30, 2003 from 6.89% for the comparable 2002 period. Interest earned on investment securities was $4.2 million for the three months ended June 30, 2003 compared to $4.3 million for the second quarter of 2002. The decrease was the result of the average balance increasing to $307.0 million from $294.3 million while the average interest rate decreased to 5.45% from 5.77% for the three months ended June 30, 2003 and 2002, respectively.

Interest Expense. Interest expense for the six months ended June 30, 2003 decreased by $1.8 million or 10.6% to $14.9 million from $16.7 million for the six months ended June 30, 2002. The decrease was due to a decrease in interest expense on deposits and an increase in the cost of borrowings. Interest expense on deposits decreased by $1.9 million or 17.9% to $8.7 million for the six months ended June 30, 2003 from $10.6 million for the six months ended June 30, 2002. The average rate paid on deposits for the six months ended June 30, 2003 and 2002 was 2.88% and 3.66%, respectively. The average balance on deposits and borrower’s deposits for taxes and insurance was $604.7 million and $579.0 million for the six months ended June 30, 2003 and 2002, respectively. Interest expense on borrowings increased by $126,000 to $6.2 million for the six months ended June

30, 2003 from $6.1 million for the six months ended June 30, 2002. The average balance on borrowings was $221.1 million and $213.0 million for the six months ended June 30, 2003 and 2002, respectively. The average rate paid on borrowings for the six months ended June 30, 2003 and 2002 was 5.60% and 5.69%, respectively.

Interest expense for the three months ended June 30, 2003 decreased by $766,000 to $7.3 million from $8.1 million for the three months ended June 30, 2002. An increase in the average balance to $611.1 million from $582.1 million was offset by a decrease in the average rate paid on deposits during the comparable three-month periods. The average rate paid on deposits decreased from 3.49% to 2.78%. Interest expense on borrowings increased by $64,000 to $3.1 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 30, 2002. The average balance on borrowings was $220.5 million and $212.6 million for the three months ended June 30, 2003 and 2002, respectively. The average rate paid on borrowings for the three months ended June 30, 2003 and 2002 was 5.63% and 5.72%, respectively.

Net Interest Income. Net interest income decreased to $7.1 million for the six months ended June 30, 2003 from $8.0 million for the six months ended June 30, 2002. The decrease was the result of interest income decreasing by $2.7 million while interest expense decreased by $1.7 million. Similarly, net interest income decreased by $877,000 for the three months ended June 30, 2003 as compared to the same period ended June 30, 2002. This decrease was the result of interest income decreasing by $1.6 million offset by interest expense decreasing $766,000.

Provision for Loan Losses. The provision for loan loss was zero for each of the six and three months ended June 30, 2003 and 2002. At June 30, 2003, non-performing assets were $1.1 million compared to $1.8 million at December 31, 2002. The allowance for loan losses equaled 81.0% of total non-performing assets as of June 30, 2003. There were no loans charged off during the six and three months ended June 30, 2003 and 2002. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of June 30, 2003. There can be no assurance, however, that the Company will not sustain losses in future periods which could be substantial in relation to the size of the allowance as of June 30, 2003.

Other Income. Other income for the six months ended June 30, 2003 decreased by $516,000 or 29.4% to $1.2 million from $1.8 million for the six months ended June 30, 2002. The decrease was the result of a decrease in gains on sale of investment securities, and miscellaneous income while loan fees and service charges increased. Gains on sale of investment securities decreased to $9,000 for the six months ended June 30, 2003 from $663,000 for the six months ended June 30, 2002. Other income decreased by $16,000 to $516,000 for the six months ended June 30, 2003 from $532,000 for the comparable 2002 period. Loan fees and service charges increased by $154,000 to $712,000 for the six months ended June 30, 2003 from $558,000 for the comparable 2002 period.

Other income for the three months ended June 30, 2003 decreased by $568,000 as the result of decreases in net gains on the sale of investment securities of $656,000, increases in loan fees and service charges of $100,000 and a decrease in miscellaneous income of $12,000.

General and Administrative Expenses. Total general and administrative expenses for the six months ended June 30, 2003 increased by $688,000 from $2.6 million to $3.3 million. Compensation, payroll taxes and fringe benefits increased by $478,000, office occupancy expense decreased by $12,000, computer services expense increased by $32,000 and other expenses increased by $190,000. The increase in Compensation, payroll taxes and fringe benefits and other expenses includes accruals for expenses related to the pending merger with Northwest Bancorp, Inc. of $256,000.

General and administrative expenses for the three months ended June 30, 2003 increased by $282,000. The increase was the result of the same factors causing the change in general and administrative expenses for the six-month period ended June 30, 2003. Expenses related to the pending merger with Northwest Bancorp, Inc. of $170,000 were recorded during the second quarter of the current year.

Income Taxes. Tax equivalent income taxes decreased by $700,000 to $2.0 million for the six months ended June 30, 2003 from $2.7 million for the comparable 2002 period. The decrease was primarily the result of net income before taxes decreasing to $5.1 million from $7.2 million for the six months ended June 30, 2003 and 2002, respectively and a larger percentage of net interest income being derived from non-taxable sources. Tax equivalent adjustments of $2.2 million and $2.1 million were made for the six months ended June 30, 2003 and 2002, respectively.

Tax equivalent income taxes for the three months ended June 30, 2003 decreased to $917,000 from $1.5 million for the three months ended June 30, 2002. The decrease was the result of a decrease in net income before taxes and a larger percentage of net interest income being derived from non-taxable sources. Tax equivalent adjustments of $1.1 million and $1.0 million were made during the respective quarters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company’s interest rate sensitivity from December 31, 2002 to June 30, 2003. However, the OTS results are not yet available for the quarter ended June 30, 2003. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management’s assumptions. Therefore, the results of the OTS calculations can differ from management’s internal calculations. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in First Bell’s Annual Report for the fiscal year ended December 31, 2002.

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

Item 2. Changes in Securities and Use of Proceeds.

              Not applicable.

Item 3. Defaults Upon Senior Securities.

              Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	First Bell Bancorp, Inc. held an Annual Meeting of Stockholders on June 2, 2003.

(b)	The names of each director elected at the Annual Meeting for terms of three years ending in 2006 and votes cast for each are as follows:

	For	Withhold
Albert H. Eckert, II	4,094,103	66,438
William S. McMinn	4,096,806	63,735
Jack W. Schweiger	4,095,994	64,547

The names of the Directors whose terms of office continued after the Annual Meeting are as follows:

Jeffrey M. Hinds	Theodore R. Dixon
Robert C. Baierl	Peter E. Reinert
Thomas J. Jackson, Jr.

(c)	A brief description of each matter voted on and a summary of the voting of each item is as follows:

(1)	To consider and vote upon a proposal to approve and adopt an agreement and plan of merger, dated as of March 11, 2003, among Northwest Bancorp, MHC, Northwest Bancorp, Inc., Northwest Merger Subsidiary, Inc., Northwest Savings Bank and First Bell Bancorp, Inc. and Bell Federal Savings and Loan Association of Bellevue, pursuant to which, among other things, (i)Northwest Merger Subsidiary, Inc. will merge with and into First Bell Bancorp and (ii)upon consummation of the merger, each outstanding share of First Bell Bancorp common stock (other than certain shares held directly or indirectly by First Bell Bancorp or Northwest and any dissenting shares) will be converted into the right to receive $26.25 in cash, without interest;

For	Against	Abstain	Non-Vote

3,025,755	71,515	4,771	1,058,500

Item 4. Submission of Matters to a Vote of Security Holders (continued).

(2)	Ratification of S.R. Snodgrass A.C. as independent auditors of First Bell Bancorp, Inc. for the fiscal year ending December 31, 2003.

For	Against	Abstain

4,138,788	11,448	10,305

(3)	Proposal to adjourn the annual meeting to a later date or dates, if necessary.

For	Against	Abstain

3,868,578	284,008	7,955

Item 5. Other Information.

              None

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.

Exhibit 3.1 - Certificate of Incorporation of First Bell Bancorp, Inc.*
Exhibit 3.2 - Bylaws of First Bell Bancorp, Inc.*
Exhibit 4.0 - Stock Certificate of First Bell Bancorp, Inc.*
Exhibit 11.0 - Computation of Earnings Per Share (filed herewith)
Exhibit 99.0 - Independent Accountants Review Report, dated July 15, 2003
Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302
Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302
Exhibit 32.1 - Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
Exhibit 32.2 - Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
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

FIRST BELL BANCORP, INC.
(Registrant)

Date:	August 14, 2003	/s/ ALBERT H. ECKERT, II

Albert H. Eckert, II
President and Chief Executive Officer

Date:	August 14, 2003	/s/ JEFFREY M. HINDS

Jeffrey M. Hinds
Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)